Form 10KSB
period 1997-06-30
MONTGOMERY FINANCIAL CORP
filed 1997-09-29
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ________________ to _________________

         Commission File Number 0-29312

                        MONTGOMERY FINANCIAL CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

             Indiana                                      35-1962246
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

       119 East Main Street
     Crawfordsville, Indiana                                 47933
(Address of Principal Executive Offices)                    Zip Code

         Issuer's telephone number, including area code: (765) 362-4710

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $7,219,541 in revenues for the fiscal year ended June 30, 1997.

         As of August 31, 1997, there were issued and outstanding 1,653,032 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of August 31, 1997, was $19.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997.

Part III of Form 10-KSB - Portions of the Proxy Statement for the
1997 Annual Meeting of Shareholders.

                                     PART I


Item 1.           Description of Business


Forward-Looking Statements

         When used in this Form 10-KSB or future filings by Montgomery Financial Corporation ("Montgomery" or the "Company) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

         Montgomery is an Indiana corporation which was organized in April, 1997 by Montgomery Savings, a Federal Association for the purpose of becoming a savings and loan holding company. Montgomery Savings Association, a Federal
Association, was established in 1888 as an Indiana state-chartered mutual savings and loan association known as The Montgomery Savings Association. It was converted in 1985 to a federally chartered, mutual savings and loan association. On August 11, 1995, Montgomery Savings Association, a Federal Association, transferred substantially all its assets and liabilities to a federally-chartered stock savings and loan association named Montgomery Savings, a Federal Association (the "Association").

         In June 1997, the Company became the holding company of the Association and issued shares of common stock, par value $.01 per share ("Common Stock"), to the public. Pursuant to a Plan of Conversion and Agreement and Plan of Reorganization (the "Plan") adopted by the Association and Montgomery Mutual Holding Company, a federally chartered mutual holding company, (the "Mutual Holding Company") the Mutual Holding Company converted from mutual form to a federal interim stock savings institution and was simultaneously merged with and into the Association, with the Association being the surviving entity and a subsidiary of the Company. At the same time, the Company completed its initial public offering of 1,186,778 shares of Common Stock and exchanged 466,254 shares of Common Stock for the shares of the Association previously held by public stockholders.

         The principal asset of the Company is the outstanding stock of the Association, its wholly owned subsidiary. The Company presently has no separate operations and its business consists of the business of the Association. All references to the Company, unless otherwise indicated, at or before June 30, 1997 refer to the Association.

         Montgomery conducts business from four offices, two in Crawfordsville (Montgomery County), one in Covington (Fountain County), and one in Williamsport (Warren County), Indiana. At June 30, 1997, Montgomery and its subsidiaries (on a consolidated basis) had total assets of $103.4 million, total liabilities of $84.0 million, including $71.3 million of deposits, $11.4 million of Federal Home Loan Bank advances, and total stockholders' equity of $19.4 million. The deposits of Montgomery are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). Montgomery is subject to regulation and examination by the Office of Thrift Supervision (the "OTS").

         Montgomery's principal executive offices are located at 119 East Main Street, Crawfordsville, Indiana 47933, and its telephone number is (765) 362-4710.

         Montgomery is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one- to four-family residences. Approximately 99.5% of Montgomery's depositors reside in the State of Indiana. One- to four-family residential loans amounted to $73.6 million, or 84.0%, of
Montgomery's total loan portfolio at June 30, 1997. To a lesser extent, Montgomery originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $8.1 million, or 9.3%, of the total loan portfolio at June 30, 1997, as well as construction loans and consumer loans, which amounted to $1.9 million, or 2.2%, of the total loan portfolio and $4.0 million, or 4.5%, of the total loan portfolio at such date, respectively. Montgomery also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies. Montgomery has one wholly owned subsidiary corporation, MSA Service Corporation ("MSA"). MSA engages in real estate management and real estate appraisals.

         At June 30, 1997, Montgomery exceeded all of its minimum capital requirements. Management attributes its strong capital position to its focus on loans secured by residential properties and a conservative lending philosophy on other types of loans.

Lending Activities

         General. Montgomery's revenue consists primarily of interest income generated by lending activities, including the origination of conventional fixed-rate and variable-rate mortgage loans on one- to four-family homes located in Montgomery's primary market area and consumer loans secured by savings deposits, residential real estate, and various other items of collateral. To a lesser extent mortgage loans on multi-unit and nonresidential properties are also offered by Montgomery. Montgomery does not make loans insured by the Federal Housing Authority ("FHA loans") or loans guaranteed by the Veterans Administration ("VA loans").


         At June 30, 1997, Montgomery's net loan portfolio totalled $86.9 million. Loans secured by first mortgages on one- to four-family residences totalled $73.6 million, or 84.0% of Montgomery's loan portfolio at June 30, 1997, before net items. Montgomery originates and retains its mortgage loan portfolio, and currently does not originate mortgage loans for sale to the secondary market.

         Loans to One Borrower. Under OTS regulations, the aggregate amount of the loans that the Association can make to any one borrower (including related entities, with certain exceptions, is limited to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. Montgomery's maximum loan-to-one borrower limit was approximately $2.2 million as of June 30, 1997. Montgomery's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by residential and commercial real estate in the aggregate amount of $1.2 million. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Composition. The following table presents certain information about the composition of Montgomery's loan portfolio at the dates indicated:

                                                                                          June 30
                                                ------------------------------------------------------------------------------------
                                                       1997                   1996                 1995                 1994
                                                ------------------------------------------------------------------------------------
                                               Amount      Percent     Amount     Percent    Amount     Percent   Amount     Percent
                                               ------      -------     ------     -------    ------     -------   ------     -------
                                                                                          (Dollars in Thousands)
Type of Loan:
Mortgage loans:
  Residential...............................   $74,270      85.45%     $68,961     86.12%    $65,890     84.55%   $62,672     86.79%
  Land......................................     1,658       1.91        1,656      2.07       1,866      2.39        422      0.58
  Nonresidential............................     5,793       6.67        5,866      7.33       6,076      7.80      5,694      7.88
  Construction:
      Residential...........................     1,892       2.18        1,261      1.57       1,345      1.73      1,602      2.22
                                               -------     ------      -------    ------     -------    ------    -------    ------
        Total mortgage loans................    83,613      96.21       77,744     97.09      75,177     96.47     70,390     97.47
                                               -------     ------      -------    ------     -------    ------    -------    ------
Other loans:
  Home equity...............................     2,727       3.14        2,444      3.05       2,653      3.40      2,673      3.70
  Savings account and unsecured                                                                                       201        28
   consumer loans...........................     1,252       1.44          574      0.72         576      0.74                 0.
                                               -------     ------      -------    ------     -------    ------    -------    ------
        Total other loans...................     3,979       4.58        3,018      3.77       3,229      4.14      2,874      3.98
                                               -------     ------      -------    ------     -------    ------    -------    ------
Less:
  Loans in process..........................       668       0.77          683      0.85         455       .58        955      1.32
  Deferred loan fees (cost).................      (164)     (0.19)        (153)    (0.19)       (118)    (0.15)       (64)    (0.09)
  Loan loss reserves........................       180       0.21          158      0.20         138      0.18        158      0.22
                                               -------     ------      -------    ------     -------    ------    -------    ------
        Total adjustments...................       684       0.79          688      0.86         476      0.61      1,049      1.45
                                               -------     ------      -------    ------     -------    ------    -------    ------
Total loans, net............................   $86,908     100.00%     $80,074    100.00%    $77,929    100.00%   $72,215    100.00%
                                               =======     ======      =======    ======     =======    ======    =======    ======


                                                                                          June 30
                                                ------------------------------------------------------------------------------------
                                                       1997                   1996                 1995                 1994
                                                ------------------------------------------------------------------------------------
                                               Amount      Percent     Amount     Percent    Amount     Percent   Amount     Percent
                                               ------      -------     ------     -------    ------     -------   ------     -------
                                                                                          (Dollars in Thousands)
Type of Security:
Residential:
  1-4 family................................   $75,498      86.87%     $69,353     86.61%    $66,048     84.76%   $63,126     87.42%
  5 or more units...........................       664       0.76          869      1.08       1,187      1.52      1,148      1.59
Nonresidential..............................     5,793       6.67        5,866      7.33       6,076      7.80      5,694      7.88
Land........................................     1,658       1.91        1,656      2.07       1,866      2.39        422      0.58
Residential--second mortgage................     2,727       3.14        2,444      3.05       2,653      3.40      2,673      3.70
Savings accounts and unsecured                                                                                                   28
consumer loans..............................     1,252       1.44          574      0.72         576      0.74        201      0.
                                               -------     ------      -------    ------     -------    ------    -------    ------
        Total loans.........................    87,592     100.79       80,762    100.86      78,406    100.61     73,264    101.45
                                                ======     ======       ======    ======      ======    ======     ======    ======
Less:
  Loans in process..........................       668       0.77          683      0.85         455       .58        955      1.32
  Deferred loan fees (cost).................      (164)     (0.19)        (153)    (0.19)       (118)    (0.15)       (64)    (0.09)
  Loan loss reserves........................       180       0.21          158      0.20         138      0.18        158      0.22
                                               -------     ------      -------    ------     -------    ------    -------    ------
Total loans, net............................   $86,908     100.00%     $80,074    100.00%    $77,929    100.00%   $72,215    100.00%
                                               =======     ======      =======    ======     =======    ======    =======    ======

         Loan Maturity Schedule. The following table illustrates the maturities of Montgomery's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                  Due During Years Ended June 30,
                                  --------------------------------------------------------------------------------------------------
                                                                         2001         2003         2008       2013          Balance
                                                                         And        Through      Through       And          June 30,
                                     1998         1999       2000        2002         2007         2012     Following         1997
                                     ----         ----       ----        ----         ----         ----     ---------         ----
                                                                      (Dollars In Thousands)

Residential mortgage.........      $25,357       $  62      $  831     $11,011       $5,597      $17,577     $13,835         $74,270
Nonresidential mortgage......        1,671          11         ---         619          383        2,719         390           5,793
Residential construction.....          757         ---         ---         294          ---          262         579           1,892
Land loans...................          939         ---         484         146           59           30         ---           1,658
Home equity loans............          431         106         170         815          953          197          55           2,727
Savings account and
 unsecured consumer loans....        1,056          22          46          68           46            2          12           1,252
                                   -------        ----      ------     -------       ------      -------     -------         -------
         Total...............      $30,211        $201      $1,531     $12,953       $7,038      $20,787     $14,871         $87,592
                                   =======        ====      ======     =======       ======      =======     =======         =======

         The following table sets forth as of June 30, 1997 the dollar amount of all loans due after one year which have fixed and floating or adjustable interest rates.

                                                                            Fixed            Variable
                                                                            Rates              Rates             Total
                                                                           -------            -------           -------
                                                                                 (Dollars in Thousands)
Residential mortgage............................................           $38,012            $10,901           $48,913
Nonresidential mortgage ........................................             3,682                440             4,122
Residential construction........................................               841                294             1,135
Land loans .....................................................               444                275               719
Home equity loans...............................................             2,296                ---             2,296
Savings account and unsecured consumer loans....................               196                ---               196
                                                                           -------            -------           -------
       Total....................................................           $45,471            $11,910           $57,381
                                                                           =======            =======           =======

         Residential Loans. The primary lending activity of Montgomery has been the origination of conventional loans for the acquisition or construction of single-family residences. Montgomery also originates loans on two- to four-family dwellings and multi-family housing (over four units). Each of these types of loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         OTS regulations limit the amount which Montgomery may lend in relationship to the appraised value of the underlying real estate at the time of loan origination. In accordance with such regulations and law, Montgomery makes loans on single family residences up to 90% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Montgomery makes loans from time to time of between 90% and 95% of the value of the real estate and obtains private mortgage insurance on those loans to reduce its exposure to 80% of the real estate's value or makes such loans on an uninsured basis as a part of Montgomery's Community Reinvestment Program for first-time buyers with low to moderate incomes.

         Adjustable-rate mortgage loans ("ARMs") are offered by Montgomery for terms of normally 15 to 20 years, although Montgomery will offer such loans up to terms of 25 years. The interest rate adjustment periods on the ARMs are usually one year. The maximum adjustment at each adjustment date is usually 1% with a maximum average adjustment of 4% over the term of the loan. The interest rate adjustments on ARMs presently originated by Montgomery are tied to changes in the monthly average yield of U.S. Treasury securities adjusted to a constant maturity of one year.

         Montgomery offers fixed-rate mortgage loans for terms of up to 20 years. Due to the nature of an investment in fixed-rate mortgage loans, such loans could have a negative effect upon Montgomery's interest rate spread because such loans do not reprice as quickly as Montgomery's cost of funds. Actual experience reveals, however, that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are shorter than the maturity of such loans, although not as short as the periods in which the cost of funds is typically repricing.

         Of the total real estate loans originated by Montgomery during the year ended June 30, 1997, 17.6% were ARMs and 82.4% were fixed-rate loans.

         Montgomery's residential loan portfolio, including residential construction loans, totalled approximately $76.2 million at June 30, 1997, and represented 73.7% of total assets and 87.0% of total outstanding loans. Adjustable-rate residential loans comprised 41.7% and fixed rate loans totalled 45.3% of Montgomery's total loans at June 30, 1997.

         Construction Loans. Montgomery offers residential construction loans to owner-occupants and occasionally to builders. At June 30, 1997, Montgomery had $1.9 million in outstanding construction loans.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Montgomery would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         Nonresidential Real Estate Loans. Montgomery makes loans secured by nonresidential real estate consisting of farms and various retail and other income-producing properties. At June 30, 1997, these loans totalled $5.8 million or approximately 6.6% of Montgomery's total loans.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Montgomery has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Federal regulations limit the amount of nonresidential mortgage loans which an association can make.

         Consumer Loans. Montgomery makes two types of consumer loans -- loans made to depositors on the security of their savings deposits and loans secured by second real estate mortgages. Second mortgage loans may have terms as long as 15 years depending upon the nature of the request. Such loans are limited in amount by determining 100% of the value of the real estate and subtracting any prior liens.

         Although regulations permit Montgomery to loan up to 100% of the value of savings deposits pledged as collateral for loans, Montgomery's normal policy is to loan no more than 95% of the current principal balance of pledged accounts. The current interest rate charged on such pledged accounts is usually 2% above the rate paid on the underlying deposit.

         At June 30, 1997, consumer loans totalled $4.0 million or 4.6% of Montgomery's total loans.

         Loan Originations, Solicitation, and Processing. Loan originations are developed from a number of sources, including solicitations by Montgomery's staff, continuing business with depositors and other borrowers, real estate agents, newspaper and radio advertising, and walk-in customers.

         Mortgage loan applications are taken by one of Montgomery's loan officers. Montgomery obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower and an appraisal of the fair market value of the real estate which will be given as security for the loan. Appraisals are performed by a designated licensed fee appraiser approved by the Board of Directors. Such loans are subject to approval upon the completion of the appraisal and the receipt of all necessary information on the credit history and creditworthiness of the borrower. At least two Board members must approve all loans over $175,000. All approved loans are reported to the full Board at their regular monthly meeting.

         If a mortgage loan application is approved, satisfactory evidence of merchantable title is obtained on the real estate and improvements which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Montgomery as an insured mortgagee.

         The procedure for approval of construction/permanent loans is the same as for residential mortgage loans, except that for construction/permanent loans Montgomery evaluates the building plans, construction specifications and estimates of construction costs. Montgomery also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history, the value of the collateral, and an analysis of the borrower's income and expenses and ability to repay the loan.

         The following table shows total loans originated and repaid during the periods indicated.

                                                                    Years Ended June 30,
                                                        ---------------------------------------------
                                                         1997               1996               1995
                                                        -------            -------            -------
                                                              (Dollars in Thousands)
Total gross loans at beginning
 of period..................................            $80,762            $78,406            $73,264

Loans originated:
  Residential mortgage......................             22,269             23,285             15,008
  Nonresidential mortgage...................              2,299              1,270              1,027
  Residential construction..................              3,500              1,764              2,742
  Land loans................................                743                618              1,158
  Other loans...............................              1,372                523              1,550
                                                        -------            -------            -------
      Total loans originated................             30,183             27,460             21,485

Participation loans purchased:
  Nonresidential mortgage...................                ---                ---                553

Participation loans sold:
  Nonresidential mortgage...................                ---                ---               (559)

Loan principal payments.....................            (11,185)           (12,668)           (10,793)

Other changes, net(1).......................            (12,168)           (12,436)            (5,544)
                                                        -------            -------            -------
Total gross loans at end of
 period.....................................            $87,592            $80,762            $78,406
                                                        =======            =======            =======

     ---------------------

     (1) Represents   changes  except  cash   repayments  of  principal   (i.e.,
         refinanced portion of new loans and foreclosed loans to real estate owned).

         Loan Origination and Other Fees. Montgomery realizes interest income from its lending activities and also realizes income from late payment charges, credit life and disability insurance premium commissions, and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. Compliance with SFAS No. 91 has resulted in a change from Montgomery's past accounting practice and has reduced the amount of revenue recognized by Montgomery at the time such loans are originated or acquired, but will increase the yield reported on such loans as such deferred fees are amortized, thereby spreading the income over a greater number of years.

         Delinquent Loans and Classified Assets. Montgomery attempts to minimize loan delinquencies through careful underwriting procedures. When mortgage loans become delinquent, Montgomery attempts to bring the loans current through the assessment of late charges and adherence to its established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and Montgomery will contact the borrower to request payment. Montgomery generally will initiate foreclosure proceedings only after attempts to obtain a deed in lieu of foreclosure are unsuccessful or inappropriate and when it becomes apparent that the loan will not be collectable or when the collateral is becoming inadequate to support payments of the total debt. The above procedure similarly applies to consumer loans.

         Real estate acquired by Montgomery as a result of foreclosure or by deed in lieu of foreclosure and real estate securing loans deemed to be foreclosed in substance are classified as "real estate owned" until sold. When property is so acquired, or deemed to have been acquired, it is recorded at the lower of the unpaid principal balance of the loan or the fair value of the real estate at the date of acquisition, not to exceed net fair value minus estimated costs to sell. Periodically, real estate owned is reviewed to ensure that the fair value minus estimated costs to sell is no less than the carrying value and, if it is, the difference is charged to earnings as a loss. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         June 30,
                                                        ------------------------------------------
                                                         1997              1996              1995
                                                        ------            ------            ------
                                                                      (In Thousands)
Loans delinquent for:
  30 to 59 days.............................            $1,013           $   988           $   795
  60 to 89 days.............................               640               542               255
  90 or more days...........................               502               661               817
                                                        ------            ------            ------
      Total delinquent loans................            $2,155            $2,191            $1,867
                                                        ======            ======            ======
Ratio of total delinquent loans
 to total loans.............................             2.46%             2.73%             2.39%

         All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of principal or interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectability of the loan.

         The following table sets forth information with respect to Montgomery's non-performing assets at the dates indicated:

                                                                          June 30,
                                                        ------------------------------------------
                                                         1997              1996              1995
                                                        ------            ------           -------
                                                                   (Dollars In Thousands)
Nonaccrual loans:
  Residential mortgage loans................            $  255            $  614           $   503
  Nonresidential mortgage loans.............                18                19                19
  Consumer loans............................               ---               ---               ---
                                                        ------            ------           -------
    Total nonaccrual loans..................               273               633               522

Accruing loans contractually past due 90
days or more:
  Residential mortgage .....................               229               ---               277
  Nonresidential mortgage ..................               ---               ---               ---
  Consumer loans ...........................               ---                28                18
                                                        ------            ------           -------
  Total accruing loans contractually past
   due 90 days or more .....................               229                28               295
Total non-performing loans .................               502               661               817
Real estate acquired in
 settlement of loans (net)..................               109               148               124
                                                        ------            ------           -------
     Total non-performing
      assets................................            $  611             $ 809             $ 941
                                                        ======             =====             =====

         During the periods shown, Montgomery had no restructured loans within the meaning of SFAS No. 15. At June 30, 1997, there were no loans other than those disclosed in the table above about which management has concerns as to the ability of the borrowers to comply with repayment terms.

         On July 1, 1995, Montgomery adopted SFAS Nos. 114 and 118 Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. At June 30, 1997, the Association had no impaired loans. The average balance of impaired loans for the year ended June 30, 1997, was $25,000. Montgomery had no interest income or cash receipts on impaired loans during the year ended June 30, 1997.

         For the years ended June 30, 1997, 1996 and 1995, the income that would have been recorded had the non-accrual loans other than the impaired loan mentioned above not been in a non-performing status totaled $50,000, $36,000 and $42,000, respectively, compared to actual income recorded of $25,000, $18,000 and $16,000, respectively.

         Current OTS regulations require each savings institution to classify its assets on a regular basis. Under such regulations, problem assets are to be classified as either (i) "substandard," (ii) "doubtful" or (iii) "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as "Loss" are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. The regulations also have a "special mention" category for assets which do not currently expose an association to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         At June 30, 1997, 1996 and 1995, the aggregate amounts of Montgomery's classified assets were as follows:

                                                                            June 30,
                                                          -------------------------------------------
                                                           1997              1996               1995
                                                          -----             ------             ------
                                                                    (Dollars in Thousands)
Classified assets:
  Special mention...........................            $   ---            $   671            $   401
  Substandard...............................                611                809                941
  Doubtful..................................                ---                ---                ---
  Loss......................................                ---                ---                ---
                                                          -----             ------             ------
      Total classified assets...............              $ 611             $1,480             $1,342
                                                          =====             ======             ======

General loans loss allowance................              $ 180             $  158             $  138
                                                          =====             ======             ======

         Montgomery is required to establish general allowances for loan losses for assets classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Montgomery must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. As of the date of its most recent examination, Montgomery had no disagreement with the Office of Thrift Supervision as to asset classifications.

         The following tables set forth an analysis of Montgomery's allowances for loan losses for the periods indicated:

                                                                                       Years Ended June 30,
                                                                                -----------------------------------
                                                                                1997           1996           1995
                                                                                -----          -----          -----
                                                                                      (Dollars in Thousands)
Balance of allowance at beginning of period............................          $158           $138           $158
Add: Recoveries on loans previously charged off........................           ---            ---            ---

Less: Charge-offs--residential real estate loans.......................           ---            ---              5
                                                                                -----          -----          -----
Net charge-offs........................................................           ---            ---              5
                                                                                -----          -----          -----
Provision (adjustment) for losses on loans.............................            22             20            (15)
                                                                                -----          -----          -----
Balance of allowance at end of period..................................          $180           $158           $138
                                                                                 ====           ====           ====

Net charge-offs to total average loans outstanding
 for period............................................................           ---            ---           0.01%

Allowance at end of period to net loans receivable
 at end of period......................................................          0.21%          0.20%          0.18

Non-performing assets to total assets..................................          0.59           0.92           1.08

Non-performing loans to total loans....................................          0.58           0.83           1.05

Allowance to non-performing loans......................................         35.86          23.90          16.89

                                                                               June 30,
                                             ----------------------------------------------------------------------------------
                                                    1997                         1996                         1995
                                             ------------------------      -----------------------     ------------------------
                                                          Percent of                   Percent of                   Percent of
                                                           loans in                     loans in                     loans in
                                                             each                         each                         each
                                                          category to                  category to                  category to
                                             Amount       total loans      Amount      total loans      Amount      total loans
                                             ------       -----------      ------      -----------      ------      -----------
                                                                         (Dollars in Thousands)
Balance at end of period
 applicable to:
  Residential.......................         $  45            84.79%       $  37            85.39%      $  40            84.04%
  Commercial real estate                                                                     3                           13
   and land.........................             3             8.51          ---             9. 1         ---            10.
  Construction loans................           ---             2.16          ---             1.56         ---             1.71
  Home equity and consumer loans....            23             4.54           17             3.74          17             4.12
  Unallocated.......................           109            ---            104           ---             81           ---
                                             -----           ------         ----           ------        ----           ------
      Total.........................         $ 180           100.00%        $158           100.00%       $138           100.00%
                                             =====           ======         ====           ======        ====           ======

Investment Activities

         OTS regulations require that Montgomery maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, deposits with the Federal Home Loan Bank ("FHLB") of

Indianapolis, bankers' acceptances, and federal funds. Montgomery is also permitted to make investments in certain commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal regulations. On July 1, 1994, Montgomery adopted Statement of Financial Accounting Standards ("SFAS") No. 115. Montgomery considers all its investment and mortgage-backed securities to be available for sale and pursuant to the requirements of SFAS No. 115 these securities are reported at fair value. Prior to the adoption of SFAS No. 115 these securities were reported at amortized cost.

         The following tables set forth information regarding Montgomery's investment portfolio at the dates indicated.

                                                                                June 30,
                                            ------------------------------------------------------------------------------------
                                                   1997                           1996                          1995
                                            ----------------------        -------------------------    -------------------------
                                            Book                          Book                         Book
                                            Value       % of Total        Value          % of Total    Value          % of Total
                                            -----       ----------        -----          ----------    -----          ----------
                                                                            (Dollars in Thousands)
Interest-bearing deposits with banks        $  100        100.00%        $   100           100.00%     $  100           100.00%
                                            ======        ======         =======           ======      ======           ======

Investment securities:
  U.S. Treasury.....................        $  ---           ---%        $   ---              ---%     $  250            16.10%
  Federal agencies..................           ---            ---            250            23.54         257            16.55
  Municipals........................            42           4.36             62             5.84          71             4.57
  Corporate obligations.............           ---            ---            ---              ---         225            14.49
                                            ------        ------          ------           ------      ------           ------
      Total investment securities...            42           4.36            312            29.38         803            51.71

FHLB stock                                     922          95.64            750            70.62         750            48.29
                                            ------        ------          ------           ------      ------           ------
      Total investment securities
       and FHLB stock                       $  964        100.00%         $1,062           100.00%     $1,553           100.00%
                                            ======        ======          ======           ======      ======           ======

         The composition and maturities of the available for sale securities portfolio at June 30, 1997, excluding FHLB of Indianapolis stock, are indicated in the following table.

                                                                          June 30, 1997
                                      --------------------------------------------------------------------------------------
                                       Less Than       1 to 5         5 to 10       Over 10
                                        1 Year          Years          Years         Years     Total Investment Securities
                                      ----------     ----------     ----------    ----------   ---------------------------
                                      Book Value     Book Value     Book Value    Book Value     Book Value    Fair Value
                                      ----------     ----------     ----------    ----------     ----------    ----------
                                                                     (Dollars in Thousands)
Total investment securities --
  municipals........................    $    42       $   ---        $  ---        $  ---         $    42         $    42
                                        =======       =======        ======        ======         =======         =======

Weighted average yield..............       7.00%          ---%          ---%          ---%           7.00%
                                        =======       =======        ======        ======         =======

Deposits and Borrowings

         General. Deposits have traditionally been the primary source of Montgomery's funds for use in lending and other investment activities. In addition to deposits, Montgomery derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Borrowings from the FHLB of

Indianapolis are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Deposits are attracted principally from within Montgomery's primary market area through the offering of a selection of deposit instruments, including NOW accounts, regular passbook savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established on a periodic basis by Montgomery's chief executive officer, subject to review by the Board of Directors, based on Montgomery's liquidity requirements, growth goals and interest rates paid by competitors. Montgomery does not presently use brokers to attract deposits.

         Montgomery's deposits as of June 30, 1997 were represented by the various types of savings programs described below:

  Weighted
   Average                                                                                    Balance            Percent
  Interest        Term                                                Minimum                June 30,           of Total
    Rate         (Months)                Category                     Amount                   1997             Deposits
------------     --------          -----------------------------      -------                --------           --------
                                                                                           (In Thousands)
    3.00%                          NOW accounts                         N/A                  $  3,540              4.97%
    3.80                           Regular savings                      N/A                     4,405              6.18
    3.80                           Money market demand accounts         N/A                     7,142             10.02
                                   Demand accounts                      N/A                     1,165              1.63
                                                                                             --------            ------
                                                                                               16,252             22.80
                                                                                             --------            ------
    5.65              18           IRA fixed rate and term              500                     2,064              2.90
    5.49              30           IRA fixed rate and term              500                        90              0.13
    4.79               3           Fixed rate and term                  N/A                       419              0.59
    5.13               6           Fixed rate and term                  N/A                     4,298              6.03
    5.53              12           Fixed rate and term                  N/A                    10,254             14.39
    5.95              18           Fixed rate and term                  N/A                     7,868             11.04
    5.90              24           Fixed rate and term                  N/A                     6,290              8.83
    6.13              30           Fixed rate and term                  N/A                     4,330              6.08
    6.21              36           Fixed rate and term                  N/A                     3,146              4.41
    6.35              48           Fixed rate and term                  N/A                     2,028              2.85
    6.24              60           Fixed rate and term                  N/A                    10,372             14.55
    6.24               3           Fixed rate and term                  N/A                       365              0.51
    5.50         Various           Public funds                         N/A                     3,489              4.89
                                                                                              -------            ------
                                                                                               55,013             77.20
                                                                                              -------            ------
                                                                                              $71,265            100.00%
                                                                                              =======            ======

         The following table presents the certificates of deposit issued by Montgomery, classified by rates at the dates indicated:

                                                            June 30,
                                         ---------------------------------------------
                                           1997               1996               1995
                                         -------            -------            -------
                                                         (In Thousands)
4.00% and below..............            $   ---            $   136            $   469
4.01 to 6.00%................             31,664             31,059             21,451
6.01 to 8.00%................             23,341             23,323             31,333
8.01 to 10.00%...............                  8                 17                219
                                         -------            -------            -------
                                         $55,013            $54,535            $53,472
                                         =======            =======            =======

         The  following   table  presents  the  amount  and  maturities  of  the
certificates of deposit at June 30, 1997:

                                                              Two To                                               Percent of
                                 Less Than      One To         Three       Three To                                    Total
                                 One Year      Two Years       Years      Four Years    Thereafter       Total     Certificates
                                 --------      ---------       -----      ----------    ----------       -----     ------------
                                                                 (Dollars in Thousands)
Certificate maturities at June 30, 1997:
  4.00% and below..........       $   ---       $   ---      $    ---      $    ---     $     ---       $   ---          ---%
  4.01 to 6.00%............        20,332         8,843         1,557           450           482        31,664         57.56
  6.01 to 8.00%............        14,404         5,246         2,300         1,115           276        23,341         42.43
  8.01 to 10.00%...........          ----             8           ---           ---           ---             8           .01
                                  -------       -------      --------      --------     ---------       -------       ------
                                  $34,736       $14,097      $  3,857      $  1,565     $     758       $55,013       100.00%
                                  =======       =======      ========      ========     =========       =======       ======

         The following table presents the amount of Montgomery's certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 1997 (dollars in thousands):

Three months or less                                           $ 3,522
Four through six months                                          1,023
Seven through twelve months                                      5,624
Over twelve months                                               2,597
                                                               -------
TOTAL                                                          $12,766
                                                               =======

         The following table presents the change in dollar amount of deposit accounts by savings type for years ended June 30, 1997, 1996 and 1995.

                                                                           June 30,
                            -------------------------------------------------------------------------------------------------------
                                        1997                                 1996                                1995
                            --------------------------------     -------------------------------     ------------------------------
                                                    Increase                            Increase                           Increase
                                      Percent of       or                 Percent of       or                  Percent of     or
                            Amount      Total       Decrease     Amount      Total      Decrease     Amount       Total    Decrease
                            ------      -----       --------     ------      -----      --------     ------       -----    --------
                                                                               (Dollars in Thousands)
Demand accounts........... $  1,165       1.63%      $  552     $   613       0.88%     $  130      $   483        0.71%    $  268
NOW accounts..............    3,540       4.97          962       2,578       3.70         569        2,009        2.94        387
Regular savings...........    4,405       6.18         (543)      4,948       7.10         (87)       5,035        7.37        (48)
Money market demand
 accounts.................    7,142      10.02          107       7,035      10.09        (252)       7,287       10.67     (2,798)
Certificate of deposit....   55,013      77.20          478      54,535      78.23       1,063       53,472       78.31      8,131
                           --------     ------       ------     -------     ------       -----      -------      ------     ------
     Total................ $ 71,265     100.00%      $1,556     $69,709     100.00%      1,423      $68,286      100.00%    $5,940
                           ========     ======       ======     =======     ======       =====      =======      ======     ======

         The following table sets forth the savings activities of Montgomery for the periods indicated:

                                                               Years Ended June 30,
                                                      --------------------------------------
                                                       1997            1996           1995
                                                       ----            ----           ----
                                                               (Dollars in Thousands)
Balance, beginning of period................          $69,709        $68,286         $62,346
                                                      -------        -------         -------
Net (decrease) increase before
 interest credited..........................           (2,238)        (2,429)          2,896
Interest credited...........................            3,794          3,852           3,044
                                                      -------        -------         -------
    Net increase in deposits................            1,556          1,423           5,940
                                                      -------        -------         -------
Balance, end of period......................          $71,265        $69,709         $68,286
                                                      =======        =======         =======

         Deposit flows historically have been related to general economic conditions. To resist these historical trends, Montgomery, as well as the thrift industry as a whole, has increasingly relied on short-term certificate accounts and other deposit alternatives that are more responsive to market conditions than passbook accounts and long-term certificates. This greater variety of deposit accounts has allowed Montgomery to be more competitive in obtaining funds. At the same time, however, these sources of funds can be more costly than traditional sources. In addition, Montgomery at times has become increasingly subject to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The ability of Montgomery to attract and maintain savings deposits and Montgomery's cost of funds have been, and will continue to be, significantly affected by money market conditions. Montgomery continues to rely upon its core deposits to support its operations.

         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions.

         As a member in good standing of the FHLB of Indianapolis, Montgomery is authorized to apply for advances from the FHLB of Indianapolis, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If a savings institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If a savings institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1997, Montgomery was in compliance with the QTL Test.

         The following table sets forth the maximum amount of Montgomery's FHLB advances during the years ended June 30, 1997, 1996 and 1995, along with the balance of FHLB advances outstanding at the end of each such period:

                                                            Years Ended June 30,
                                                   --------------------------------------
                                                    1997            1996           1995
                                                   -------         -------        -------
                                                            (Dollars in Thousands)
Maximum balance outstanding
 at any month end..........................        $12,000         $10,500        $13,000

Period end balance.........................         11,428           8,000         10,500

Weighted average interest rate
 of FHLB advances at period
 end.......................................          5.98%           5.76%          6.82%

Market Area and Competition

         The Association's market area consists of Montgomery, Fountain, and Warren Counties, Indiana. The home office of the Association is located in Crawfordsville, Montgomery County, Indiana. The Association has branch offices in Fountain and Warren Counties. The Association's market area is characterized by a lower growth rate in population, moderately lower than average levels of household income, much lower housing values and a moderately lower unemployment level. The market area's strongest employment categories are manufacturing, services and wholesale/retail trade with a lower level of residents employed in the agriculture and mining industry category. The major employers in the Association's market area are: R. R. Donnelley & Sons (3,100 employees), Raybesto Products (802 employees), Hi-Tek Lithonia Light (550 employees), NUCOR Steel (466 employees), H-C Industries (417 employees), ATAPCO (Crawfordsville) (332 employees), Mid- States (283 employees), Heritage Products (265 employees) and Pace Dairy Foods (250 employees).

         Montgomery competes for deposits with other savings institutions, commercial banks and credit unions in its market area. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Montgomery competes with other savings institutions, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Montgomery competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         On June 30, 1996, the latest date for which such data is available, there were approximately 13 different commercial banks and savings institutions which had a total of 36 offices in Montgomery, Fountain and Warren counties. According to information provided by the FDIC, these institutions held approximately $756.9 million in deposits in those 36 banking offices. Montgomery held approximately 9.2% of those deposits. Similar information is not readily available for loans.

         The number and size of financial institutions competing with Montgomery may increase as a result of changes in federal statutes and regulations. Such increased competition may have an adverse effect upon Montgomery.

MSA SERVICE CORPORATION

         MSA, a real estate management company, is wholly owned by Montgomery. MSA owns a residential complex, comprised of an 8-unit apartment and an adjacent single-family residence, which is currently being converted to condominiums.

         At June 30, 1997, MSA had total assets of $492,000, liabilities of $70,000, and net worth of $422,000. MSA had net income of $25,000 and net loss of $4,000 for the years ended June 30, 1997 and 1996, respectively.

                                   REGULATION

General

         Montgomery is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Montgomery is subject to broad federal regulation and oversight extending to all its operations. Montgomery is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Montgomery, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. Montgomery is a member of the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Montgomery are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Montgomery.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Montgomery is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Montgomery was as of September 30, 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1997, was $29,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Montgomery and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Montgomery is in compliance with the noted restrictions.

         Montgomery's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Association's lending limit under this restriction was $2.2 million. Montgomery is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

         Montgomery is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below),the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $428,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Montgomery's results of operations for the year ended June 30, 1997. As a result of the special assessment, Montgomery's deposit insurance premiums was reduced to .0648% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF- assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Montgomery. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as Montgomery, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. Montgomery does not have any subsidiaries.

         At June 30, 1997, Montgomery had tangible capital of $14.7 million, or 14.3% of total assets, which is approximately $13.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, Montgomery had no intangibles which were subject to these tests.

         At June 30, 1997, Montgomery had core capital equal to $14.7 million, or 14.3% of adjusted total assets, which is $11.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, Montgomery had $180,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. As of June 30, 1997, Montgomery had a $1.2 million exclusion from capital for real estate held for investment.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC").

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as the Association, is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, Montgomery had total risk-based capital of $13.7 million (including $14.7 million in core capital plus $180,000 in qualifying supplementary capital, less $1.2 million in real estate held for investment) and risk-weighted assets of $59.8 million; or total capital of 22.9% of risk-weighted assets. This amount was $8.9 million above the 8% requirement in effect on that date.

         Prompt Corrective Action. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability. Montgomery shareholders do not have preemptive rights and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations such as Montgomery, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its divided authority restricted by the OTS. Montgomery may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following, a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Montgomery, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Montgomery includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 14.05% and a short-term liquid assets ratio of 14.05%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Montgomery, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Montgomery, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Montgomery. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Montgomery include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Montgomery's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Montgomery or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Montgomery fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, Montgomery was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the

Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Montgomery is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Montgomery is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1997, Montgomery had $922,000 in FHLB stock, which was in compliance with this requirement. In past years, Montgomery has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.66% and were 7.84% for calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Montgomery's FHLB stock may result in a corresponding reduction in Montgomery's capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Indianapolis to Montgomery totaled $60,000, which constituted a $4,000 increase over the amount of dividends received in fiscal year 1996. The $60,000 dividend for the twelve months ended June 30, 1997 reflected an annualized rate of 7.84%, or 0.37% above the rate for fiscal 1996.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, were permitted to establish reserves for bad debts and to make annual additions thereto which were, within specified formula limits, taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) were computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constituted less than 60% of its total assets, the association could not deduct any addition to a bad debt reserve and generally had to include existing reserves in income over a four year period.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying loans equaled the amount by which 12% of the amount comprising savings accounts at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Association.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Association's Excess for tax purposes totaled approximately $232,000.

         Montgomery and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company and the Association have not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company or the Association.

         Indiana Taxation. Montgomery and the Association are subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Association's state income tax returns have not been audited in recent years.

Executive Officers

         The following table sets forth certain information relating to the executive officers of Montgomery as of June 30, 1997.


     Name                 Age               Offices Held
------------------       -----      --------------------------------------------
Earl F. Elliott           63        President, Chief Executive Officer
J. Lee Walden             49        Vice President and Chief Financial Officer
Nancy L. McCormick        41        Secretary and Treasurer

         Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected. There are no family relationships between or among the persons named. Each of the officers has held the same or similar position with Montgomery for the past five years.

         Employment Agreements. The Association has entered into employment agreements with Chief Executive Officer Elliott and President Walden providing for an initial term of three years. The employment agreements became effective upon completion of the Conversion and Reorganization and provide for an annual base salary in an amount not less than each individual's respective prior salary and provide for an annual extension subject to the performance of an annual formal evaluation by disinterested members of the Board of Directors of the Association. The agreements also provide for termination upon the employee's death, for cause or in certain events specified by OTS regulations. The employment agreements are also terminable by the employee upon 90 days' notice of the Association.

         The employment agreements each provide for payment in an amount equal to 299% of the five-year annual average base compensation, in the event a "change of control" of the Association where employment involuntarily terminates in connection with such change in control or within twelve months thereafter. For the purposes of the employment agreements, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. ss. 574.3 or 4. Such events are generally triggered prior to the acquisition or control of 10% of the Company's Common Stock. If the employment of Chief Executive Officer Elliott or President Walden had been terminated as of June 30, 1997 under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump sum cash payment of approximately $258,000 and $176,000, respectively. The agreements also provide for the continued payment to each employee of health benefits for the remainder of the term of their contract in the event such individual is involuntarily terminated in the event of change in control.

         For   information   concerning   the  Directors  of   Montgomery,   see
Montgomery's Proxy Statement.

Employees

         At June 30, 1997, Montgomery had 30 full-time equivalent employees. Montgomery believes that relations with its employees are excellent. Montgomery offers life, health, and disability insurance benefits and a 401 (k) retirement plan. None of the employees of Montgomery is represented by a collective bargaining unit.

ITEM 2.  DESCRIPTION OF PROPERTY

         Montgomery conducts its business from four offices, consisting of its main office at 119 East Main Street in Crawfordsville, its Mill Street office at 816 South Mill Street in Crawfordsville, its Covington office at 417 Liberty Street in Covington and its Williamsport office at 118 North Monroe Street in Williamsport. The main office, which is owned by Montgomery, has approximately 16,000 square feet, including the basement, all of which is used for business and operations. The Mill Street office, also owned by Montgomery, was opened in March, 1995, to offer Montgomery's first office with drive-up facilities. The building, containing approximately 3,200 square feet, is located in a low to intermediate income area. Montgomery occupies approximately 1,700 square feet of this building with the remainder being leased to an unaffiliated business.

         The Williamsport office, owned by Montgomery, has 2,300 square feet of office space and an additional 1,800 square feet of storage space on the second floor. The Covington office is leased from an independent lessor and contains approximately 1,600 square feet of office space, all but one office of which is used by Montgomery. Montgomery also owns two buildings adjacent to its main office for future expansion, both of which are leased to unaffiliated businesses. The net book value of the buildings, furniture, fixtures and various bookkeeping, accounting and data processing equipment was $1.6 million at June 30, 1997. See "Real Estate Owned" and "Premises and Equipment" in the Notes to Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, Montgomery is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans. Montgomery is not aware of any potential litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         Page 46 of the attached 1997 Annual Report to Stockholder is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Pages 7 to 21of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Pages 22 to 43 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) IF THE EXCHANGE ACT

Directors

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Company common stock and other equity securities of the Company by the tenth of the month following a change. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                                                                            Reference to
                                                                           Prior Filing or
        Regulation S-B                                                     Exhibit Number
        Exhibit Number                         Document                    Attached Hereto
        --------------                         --------                    ---------------
              2       Plan of Acquisition, Reorganization, Arrangement,          None
                      Liquidation or Succession
              4.1     Articles of Incorporation and                                *
                      amendments thereto
              4.2     Bylaws                                                       *
              9       Voting Trust Agreement                                     None
             10       Executive Compensation Plans and Arrangements:
             10.1        Form of Stock Option and Incentive                        *
             10.2        Form of Employment Agreement with Earl F. Elliott         *
             10.3        Form of Employment Agreement with J. Lee Walden           *
             10.4        Employee Stock Ownership Plan                             *
             10.5        Management Recognition and Retention Plan                 *
             11       Statement re computation of per share earnings             None
             13       Annual Report to Security Holders                           13
             16       Letter re change in certifying accountant                  None
             18       Letter re change in accounting principles                  None
             21       Subsidiaries of Registrant                                  21
             22       Published report regarding matter submitted                None
                      to vote
             23       Consent of  Accountants                                    None
             24       Power of Attorney                                      Not Required
             27       Financial Data Schedule                                     27
             99       Additional Exhibits                                        None

---------------------
* Filed on April 7, 1997, as exhibits to the Company's Form S-1 registration statement (File number 333-24721) as amended on Forms S-1/A filed on May 13, 1997 and May 15, 1997. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b)  Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MONTGOMERY FINANCIAL CORPORATION


Date:  September 25, 1997                     By:/s/ Earl F. Elliott
       ------------------                        -------------------
                                                 Earl F. Elliott, President

In accordance with Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  September 25, 1997         /s/ Earl F. Elliott
       ------------------        -------------------------------
                                 Earl F. Elliott, President and Director
                                 (Principal Executive Officer)


Date:  September 25, 1997        /s/ J. Lee Walden
       ------------------        -------------------------------
                                 J. Lee Walden, Chief Financial Officer and
                                 Director (Principal Financial and Accounting
                                  Officer)


Date:  September 25, 1997        /s/ Mark E. Foster
       ------------------        -------------------------------
                                 Mark E. Foster, Director


Date:  September 25, 1997        /s/ C. Rex Henthorn
       ------------------        -------------------------------
                                 C. Rex Henthorn, Director


Date:  September 25, 1997        /s/ Joseph M. Malott
       ------------------        -------------------------------
                                 Joseph M. Malott, Director


Date:  September 25, 1997        /s/ John E. Woodward
       ------------------        -------------------------------
                                 John E. Woodward, Director