Form 10QSB
period 1997-09-30
MONTGOMERY FINANCIAL CORP
filed 1997-11-13
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended   September 30, 1997


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        MONTGOMERY FINANCIAL CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

              Indiana                                      35-1962246
   (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or organization)                     Identification Number)

        119 East Main Street
      Crawfordsville, Indiana                                47933
(Address of Principal Executive Offices)                   (Zip Code)

                                 (765) 362-4710
              (Registrant's telephone number, including area code)

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1997, there were 1,653,032 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                    Form 10-Q

                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of September 30, 1997 and June 30, 1997

         Consolidated Condensed Statement of Income for the Three
         Months Ended September 30, 1997 and 1996

         Consolidated Condensed Statement of Cash Flows for the
         Three Months Ended September 30, 1997 and 1996

         Consolidated Condensed Statement of Changes in Stockholders' Equity for the Three Months Ended September 30, 1997

         Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                  Consolidated Condensed Statement of Financial Condition
                                        (Unaudited)


                                                          September 30,         June 30,
                                                              1997                1997
                                                         -------------       -------------

Assets
  Cash ............................................      $     326,110       $     221,456
  Short-term interest-bearing deposits ............          6,057,744          11,373,316
                                                         -------------       -------------
         Total cash and cash equivalents ..........          6,383,854          11,594,772
  Interest-bearing deposits .......................            100,000             100,000
  Securities available for sale ...................             32,407              42,494
  Loans ...........................................         90,770,595          87,088,294
  Allowance for loan losses .......................           (183,000)           (180,000)
                                                         -------------       -------------
       Net loans ..................................         90,587,595          86,908,294
  Real estate owned and held for development, net .          1,333,281           1,301,734
  Premises and equipment ..........................          1,656,368           1,620,885
  Federal Home Loan Bank stock ....................            921,500             921,500
  Interest receivable .............................            719,623             684,479
  Other assets ....................................            251,412             225,147
                                                         -------------       -------------


         Total assets .............................      $ 101,986,040       $ 103,399,305
                                                         =============       =============
Liabilities
  Deposits
      Noninterest bearing .........................      $   1,188,896       $   1,165,223
        Interest bearing ..........................         71,217,905          70,100,001
                                                         -------------       -------------
                Total deposits ....................         72,406,801          71,265,224

  Federal Home Loan Bank advances .................          8,428,373          11,428,373
  Interest payable ................................            486,631             423,305

  Deferred tax liability ..........................            360,156             360,156
   Dividends Payable ..............................             90,917
  Other liabilities ...............................            692,087             555,669
                                                         -------------       -------------


         Total liabilities ........................         82,464,965          84,032,727
                                                         -------------       -------------

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                  Consolidated Condensed Statement of Financial Condition
                                        (Unaudited)
                                        (continued)


                                                          September 30,         June 30,
                                                              1997                1997
                                                         -------------       -------------

Stockholders' Equity
    Preferred stock, $.01 par value
        authorized and unissued--2,000,000 shares
  Common stock, $.01 par value--8,000,000 shares
      authorized;  1,653,032 issued ...............             16,530              16,530
  Paid-in capital .................................         13,550,925          13,547,619
  Retained earnings - substantially restricted ....          7,271,152           7,136,492
   Unearned ESOP shares--129,906 and 132,250 ......         (1,305,969)         (1,322,500)
  Unearned compensation ...........................            (11,563)            (11,563)
                                                         -------------       -------------


         Total stockholders' equity ...............         19,521,075          19,366,578


         Total liabilities and stockholders' equity      $ 101,986,040       $ 103,399,305
                                                         =============       =============



See notes to Consolidated Condensed Financial Statements.

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                         Consolidated Condensed Statement of Income
                                        (Unaudited)


                                                                  Three Months Ended
                                                                    September 30,
                                                           -------------------------------
                                                               1997                1996
Interest and Dividend Income
  Loans ...........................................        $ 1,854,433         $ 1,676,124
  Investment securities ...........................                567               6,008
  Deposits with financial institutions ............            114,746              48,079
  Dividend income .................................             19,163              14,799
                                                           -----------         -----------
       Total interest and dividend income .........          1,988,909           1,745,010
                                                           -----------         -----------

Interest Expense
  Deposits ........................................            956,764             961,702
  Federal Home Loan Bank advances .................            145,160             132,583
                                                           -----------         -----------
       Total interest expense .....................          1,101,924           1,094,285
                                                           -----------         -----------
Net Interest Income ...............................            886,985             650,725
  Provision for losses on loans ...................              3,000
                                                           -----------         -----------

Net Interest Income After
  Provision for Losses on Loans ...................            883,985             650,725
                                                           -----------         -----------
Other Income
  Service charges on deposit accounts .............              7,238               6,015

  Net appraisal income (expense) ..................             (1,054)              3,081
  Other income ....................................              1,318                 892
                                                           -----------         -----------
       Total other income .........................              7,502               9,988
                                                           -----------         -----------

Other Expenses
  Salaries and employee benefits ..................            275,858             213,680
  Net occupancy expense ...........................             26,186              25,531
  Equipment expense ...............................             35,333              34,121
  Data processing expense .........................             27,958              22,425
  Deposit insurance expense .......................             11,428             468,838
  Real estate operations, net .....................            (10,685)            (13,071)
  Advertising expense .............................              8,599               8,590
  Other expenses ..................................            114,183             106,897
                                                           -----------         -----------
           Total other expenses ...................            488,860             867,011
                                                           -----------         -----------

Income (Loss) Before Income Tax ...................            402,627            (206,298)
  Income tax expense (benefit) ....................            177,050             (79,232)
                                                           -----------         -----------

Net Income (Loss) .................................        $   225,577         $  (127,066)
                                                           ===========         ===========

Net Income (Loss) Per Share .......................        $      0.15         $     (0.27)
                                                           ===========         ===========
Dividends Per Share ...............................        $     0.055         $     0.054
                                                           ===========         ===========
Weighted Average Shares Outstanding ...............          1,521,954             466,350

See Notes to Consolidated Condensed Financial Statements.

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                       Consolidated Condensed Statement of Cash Flows
                                        (Unaudited)


                                                                    Three Months Ended
                                                                       September 30,
                                                              -----------------------------
                                                                   1997              1996
                                                              -----------       -----------
Operating Activities

  Net income ...........................................      $   225,577       $  (127,066)
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses ........................            3,000              --
      Depreciation .....................................           50,450            52,177
      Deferred income tax ..............................             --                  24
      ESOP stock amortization ..........................           19,837              --
      Change in
          Interest receivable ..........................          (35,144)          (35,464)

          Interest payable .............................           63,326            47,924

          Other assets .................................          (26,265)          (56,231)

           Other liabilities ...........................          136,418           361,604
                                                              -----------       -----------

          Net cash provided by operating activities ....          437,199           242,968
                                                              -----------       -----------

Investing Activities

  Proceeds from paydowns of securities
      available for sale ...............................           10,087             9,454
  Net change in loans ..................................       (3,682,301)       (3,504,665)
  Additions to real estate owned and held for investment          (39,824)          (77,776)
  Purchases of premises and equipment ..................          (77,656)          (71,213)
                                                              -----------       -----------

          Net cash used by investing activities ........       (3,789,694)       (3,644,200)
                                                              -----------       -----------

                         MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                     Crawfordsville, Indiana

                         Consolidated Condensed Statement of Cash Flows
                                           (Continued)


                                                                       Three Months Ended
                                                                        September 30,
                                                                -------------------------------
                                                                      1997              1996
                                                                ------------       ------------
Financing Activities

  Net change in
       Noninterest-bearing, interest-bearing demand and
          savings deposits ...............................      $  1,472,058       $   (558,861)
      Certificates of deposit ............................          (330,481)           396,500
      Short-term borrowing ...............................              --            1,293,775
  Proceeds from FHLB advances ............................         2,000,000
  Repayment of FHLB advances .............................        (3,000,000)              --
Dividends paid ...........................................              --              (25,000)
                                                                ------------       ------------

          Net cash provided (used) by financing activities        (1,858,423)         3,106,414
                                                                ------------       ------------



Net Change in Cash and Cash Equivalents ..................        (5,210,918)          (294,818)

Cash and Cash Equivalents, Beginning of Period ...........        11,594,772          3,636,204
                                                                ------------       ------------

Cash and Cash Equivalents, End of Period .................      $  6,383,854       $  3,341,386
                                                                ============       ============


Additional Cash Flow and Supplementary Information

  Interest Paid ..........................................      $  1,038,598       $  1,169,252
  Income Tax Paid ........................................           102,800             15,847
  Transfer from Loans to Other Real Estate Owned .........                              307,894
   Cash Dividends Payable ................................            90,917



See Notes to Consolidated Condensed Financial Statements

                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (Unaudited)


                                          Common Stock
                                       ------------------
                                                               Paid-in       Retained      Unearned       Unearned
                                        Shares     Amount      Capital      Earnings      ESOP Shares   Compensation      Total
                                        ------     ------      -------      --------      -----------   ------------      -----
  Balance July 1, 1997                 1,653,032  $16,530    $13,547,619   $7,136,492    $(1,322,500)     $(11,563)    $19,366,578


  Net income for the three months
      ended September 30, 1997                                                225,577                                      225,577


  Cash dividends ($.055 per share)                                            (90,917)                                     (90,917)


  ESOP shares earned                                               3,306                      16,531                        19,837

                                       ---------  -------    -----------    ----------   -----------      --------     -----------
  Balance September 30, 1997           1,653,032  $16,530    $13,550,925    $7,271,152   $(1,305,969)     $(11,563)    $19,521,075
                                       =========  =======    ===========    ==========   ===========      ========     ===========



See Notes to Consolidated Condensed Financial Statement

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

              Notes to Consolidated Condensed Financial Statements

Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Montgomery Financial Corporation ("Montgomery"), its subsidiary, Montgomery Savings, A Federal Association (the "Association") and its subsidiary, MSA SERVICE CORP.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of September 30, 1997, results of operations for the three month periods ending September 30, 1997 and 1996, and cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 1998.

Net Income Per Share

Net income per share for the three month period ended September 30, 1997, and the three month period ended September 30, 1996, are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period. For the three month period ended September 30, 1996, the weighted average shares is computed based upon the weighted average of the 250,000 shares of publicly owned common stock of the Association that were outstanding during the three month period converted to 466,350 shares of Montgomery common stock in connection with the second conversion and reorganization completed on June 30, 1997.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward-Looking Statements. When used in this Form 10-QSB or future filings by Montgomery with the Securities and Exchange Commission, in Montgomery's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Montgomery wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect Montgomery" financial performance and could cause Montgomery's actual results for future periods to differ materially from those anticipated or projected. Montgomery does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

          Financial Condition. Montgomery's total assets were $102.0 million at September 30, 1997, a decrease of $1.4 million, or 1.4 percent from June 30, 1997. During this three month period interest-earning assets decreased $1.6 million, or 1.6 percent. Short-term interest-earning deposits decreased $5.3 million, or 46.3 percent primarily due to the use of liquidity received from the sale of stock on June 30, 1997 to repay Federal Home Loan Bank advances and fund loan growth. Loans increased $3.7 million, or 4.3 percent, which is the approximate increase budgeted for the current year-to-date. Real estate owned increased $32,000, or 2.4 percent. Deposits increased $1.1 million, or 1.5 percent and borrowings decreased $3.0 million, or 26.3 percent, causing a net decrease in interest-bearing liabilities of 2.3 percent. The increase in deposits was primarily due to normal growth.

          Capital and Liquidity. At September 30, 1997, stockholders' equity was $19,521,000 or 19.1 percent of total assets, compared with stockholders' equity of $19,367,000, or 18.7 percent, at June 30, 1997. The Association continues to exceed all minimum capital requirements. At September 30, 1997, the Association's tangible and core capital was $14,838,000, or 14.6 percent of tangible assets, $13,316,000 in excess of the 1.5 percent minimum required tangible capital and $11,793,000 in excess of the 3.0 percent minimum required core capital. Risk-based capital equaled $13,797,000, or 22.5 percent of risk-weighted assets, $8,890,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Association's average liquidity ratio for the three months ended September 30, 1997, was 8.7 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Beginning September 30, 1995, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. Regulations exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At September 30, 1997, the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management however, feels interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 1997, the most recent date for which information available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.12 million, which was less than $3.64 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on June 30, 1997 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $758,000.

          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on the Association's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets. These strategies have resulted in the Association maintaining acceptable limits as set out in the Interest Rate Risk Policy.

          Presented below, as of June 30, 1997 and June 30, 1996, is an analysis of Montgomery's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at June 30, 1997, and June 30, 1996, the NPV of the Association was $18.4 million and $10.7 million, respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                             MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                         Crawfordsville, Indiana


                                               At June 30, 1997                     At June 30,1996
     Assumed             Board            --------------------------          --------------------------
    Change in            Limit
  Interest Rates        % Change          $ Change          % Change          $ Change          % Change
  (Basis Points)         in NPV            in NPV            in NPV            in NPV            in NPV
  --------------         ------            ------            ------            ------            ------
                                            (Dollars in Thousands)

       +300                -60            -5,754               -43              -4,823             -45
       +200                -50            -3,637               -31              -3,042             -29
       +100                -30            -1,622               -20              -1,351             -13
          0                  0                 0                 0                   0               0
       -100                -30              +988                +5                +838              +8
       -200                -50            +1,237                +7              +1,097             +10
       -300                -60            +1,347                +7              +1,112             +10

          In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 1997, the Association would experience a 7% increase in NPV in a declining rate environment and a 43% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the interest rate on interest-bearing liabilities increasing more than the interest rate on interest-earning assets because of the annual and lifetime caps on interest rate adjustments for adjustable rate loans and because of the lag in rate adjustments for such loans as compared to interest-bearing liabilities.

          Results of Operations. Montgomery's net income for the three months ended September 30, 1997, was $226,000 compared to a net loss $127,000 for the three months ended September 30, 1996, an increase of $353,000. Net interest income increased $236,000, or 36.3 percent, primarily due to an increase in average interest-earning assets of $10.9 million, or 12.6 percent. Average interest-earning assets were $97.3 million for the three months ended September 30, 1997 compared to $86.4 million for the 1996 period. Average interest-bearing liabilities decreased from $78.8 million to $78.7 million during the comparable periods. Interest rate spread increased from 2.53 percent for the three months ended September 30, 1996, to 2.58 percent for the three months ended September 30, 1997. Due to the increase in average interest-earning assets, net interest margin increased to 3.64 percent for the three months ended September 30, 1997 from 3.01 percent for the three months ended September 30, 1996. The provision for losses on loans was $3,000 for the three months ended September 30, 1997, with no provision being made during the comparable

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


1996 period. Non-interest income was $8,000 for the 1997 three month period compared to $10,000 for the 1996 period. Non-interest expense was $489,000 for the three months ended September 30, 1997 compared to $867,000 for the 1996 period, a decrease of $378,000, or 43.6 percent, primarily due to the Savings Association Insurance Fund ("SAIF") one time special assessment in the amount of $428,000 in the 1996 period. Income before income tax was $403,000 for the three months ended September 30, 1997, compared to a loss of $206,000 for the three months ended September 30, 1996, an increase of $609,000. Income tax for the three months ended September 30, 1997, was $177,000 compared to a net income tax benefit of $79,000 for the three months ended September 30, 1996. Net income for the three months ended September 30, 1996 was $132,000, before the after tax net effect of the SAIF time special assessment in the amount of $259,000, as compared to $226,000 for the current three month period.

          Interest Income. Montgomery's total interest income for the three months ended September 30, 1997, was $2.0 million, an increase of $244,000, or
14.0 percent, compared to interest income for the three months ended September 30, 1996. This increase was primarily caused by an increase in average interest-earning assets from $86.4 million for the three months ended September 30, 1996, to $97.3 million for the three months ended September 30, 1997, an increase of $10.9 million, or 12.6 percent. Average loans increased from $81.7 million for the 1996 period to $88.9 million for the 1997 period and average interest-earning deposits increased from $3.7 million to $7.5 million for the respective periods. The average yield on interest-earning assets was 8.17 percent for the three months ended September 30, 1997, compared to 8.08 percent for the three months ended September 30, 1996. This increase was primarily caused by an increase in the average yield on loans from 8.21 percent to 8.35 percent for the current three month period.

          Interest Expense. Interest expense for the three months ended September 30, 1997, was $1.1 million, which was an increase of $8,000, or 0.7 percent, from the three months ended September 30, 1996. Average interest-bearing liabilities decreased $94,000, or 0.1 percent, from $78.8 million for the three months ended September 30, 1996, to $78.7 million for the three months ended September 30, 1997. The average cost of funds increased however, from 5.55 percent to 5.60 percent for the comparable periods and the average cost of deposits increased from 5.50 percent to 5.51 percent. In addition, the average rate on borrowings increased from 5.94 percent to 6.22 percent for the comparable periods due to converting some short term FHLB advances to longer term fixed rate advances.

          Provision for Losses on Loans. The provision for losses on loans was $3,000 for the three months ended September 30, 1997. There was no provision made for the three months ended September 30, 1996. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in allowance for loss accounts. Based on the most recent review, to comply with the current review policy, it was necessary to make the $3,000 provision. Loans delinquent ninety days or more were $640,000 at September 30, 1997, compared to $502,000 at June 30, 1997 and $544,000 at September 30, 1996. Non-performing loans to total loans at September 30, 1997, was 0.71 percent compared to 0.58 percent at June 30, 1997 and 0.65 percent at September 30, 1996.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Non-performing assets, consisting of non-performing loans in the amount of $640,000 and other real estate in the amount of $109,000, totaled $749,000, or
0.73 percent of total assets, at September 30, 1997. At June 30, 1997, non-performing assets were $611,000, or 0.59 percent of total assets and $1,018,000, or 1.1 percent at September 30, 1996. The allowance for losses to non-performing assets was 24.4 percent at September 30, 1997, 29.5 percent at June 30, 1996 and 15.5 percent at September 30, 1996. The allowance to total loans was 0.20 percent at September 30, 1997, 0.21 percent at June 30, 1997 and
0.19 percent at September 30, 1996. As new loan products are offered, and Montgomery increases its amount of non-residential and consumer loans, management will re-evaluate the level of the allowance for loan losses.

          Non-Interest Income. Montgomery's other income for the three months ended September 30, 1997, totalled $8,000 compared to $10,000 for the three months ended September 30, 1996, a decrease of $2,000, or 20.0 percent.
Appraisal income decreased $4,000 during the comparable period due to the reduction in the number of loan applications in the comparative periods.

         Non-Interest Expense. Montgomery's other expenses for the three months ended September 30, 1997, totalled $489,000, compared to $867,000 for the three months ended September 30, 1996, a decrease of $378,000, or 43.6 percent. Salaries and employee benefits increased $62,000. Stock benefit plans were adopted subsequent to the September, 1996 three month period and the cost of these plans was $26,000 for the three months ended September 30, 1997. The balance of the increase was primarily due to an increase in branch office personnel to accommodate growth. Equipment expense increased $1,000 and data processing expense increased $6,000. These increases are generally reflective of Montgomery's growth. Deposit insurance expense decreased $458,000 for the comparative periods due to the one time special assessment of $428,000 and a decrease of $30,000 in the quarterly premium resulting from the one time SAIF special assessment. Real estate operations net income for the three months ended September 30, 1997, was $11,000 compared to $13,000 for the 1996 comparable period, an decrease of $2,000. This was due to a decrease in net rental income. Other expenses increased $7,000, or 6.5 percent, for the three months ended September 30, 1997, compared to the same 1996 period, primarily due to the growth in activity in demand deposits and the related costs of operation of Montgomery's first ATM at its Mill Street Office.

          Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 1997, was $177,000 compared to a tax benefit of $79,000 for the three months ended September 30, 1996. The tax benefit for the three months ended March 31, 1996, was caused primarily by the one time SAIF special assessment.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings    None.

Item 2.  Changes in Securities and Use of Proceeds    None.

Item 3.  Defaults Upon Senior Securities    None.

Item 4.  Submission of Matters to a Vote of Security Holders    None.

Item 5.  Other Information    None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

               27.  Financial Data Schedule

     (b)   Reports on Form 8-K

               None

                    MONTGOMERY SAVINGS, A FEDERAL ASSOCIATION
                             Crawfordsville, Indiana


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Montgomery Financial Corporation



Date:  November 12, 1997             By: /s/Earl F. Elliott
                                         ------------------
                                         Earl F. Elliott, President and Chief
                                         Executive Officer



Date:  November 12, 1997             By: /s/J. Lee Walden
                                         ----------------
                                         J. Lee Walden, Vice President and Chief
                                         Financial Officer