Form 10QSB
period 1997-12-31
MONTGOMERY FINANCIAL CORP
filed 1998-02-13
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1997


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        MONTGOMERY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

              Indiana                                      35-1962246
--------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   Incorporation or organization)                     Identification Number)

        119 East Main Street
      Crawfordsville, Indiana                                47933
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (765) 362-4710
              (Registrant's telephone number, including area code)

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 1997, there were 1,653,032 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of December 31, 1997 and June 30, 1997

         Consolidated Condensed Statement of Income for the Three
         And Six Months Ended December 31, 1997 and 1996

         Consolidated Condensed Statement of Cash Flows for the
         Six Months Ended December 31, 1997 and 1996

         Consolidated Condensed Statement of Changes in Stockholders' Equity for the Six Months Ended December 31, 1997

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                  Consolidated Condensed Statement of Financial Condition
                                        (Unaudited)

                                                          December 31,          June 30,
                                                             1997                1997
                                                         -------------       -------------
Assets
  Cash ............................................      $     321,991       $     221,456
  Short-term interest-bearing deposits ............          6,042,110          11,373,316
                                                         -------------       -------------
         Total cash and cash equivalents ..........          6,364,101          11,594,772
  Interest-bearing deposits .......................            195,000             100,000
  Securities Available for Sale ...................            232,407              42,494
  Loans ...........................................         94,022,523          87,088,294
  Allowance for loan losses .......................           (183,000)           (180,000)
                                                         -------------       -------------
       Net loans ..................................         93,839,523          86,908,294
 Real estate owned and held for development, net ..          1,360,868           1,301,734
  Premises and equipment ..........................          1,714,082           1,620,885
  Federal Home Loan Bank Stock ....................            921,500             921,500
  Interest receivable .............................            764,773             684,479
  Other Assets ....................................            278,422             225,147
                                                         -------------       -------------

         Total assets .............................      $ 105,670,676       $ 103,399,305
                                                         =============       =============
Liabilities
  Deposits
      Noninterest bearing .........................      $   1,047,113       $   1,165,223
      Interest bearing ............................         75,097,586          70,100,001
                                                         -------------       -------------
         Total deposits ...........................         76,144,699          71,265,224
  Federal Home Loan Bank advances .................          8,260,715          11,428,373
  Interest payable ................................            580,260             423,305
  Deferred Tax Liability ..........................            360,156             360,156
  Dividends Payable ...............................             90,917
  Other Liabilities ...............................            577,347             555,669
                                                         -------------       -------------

         Total liabilities ........................         86,014,094          84,032,727
                                                         -------------       -------------

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                  Consolidated Condensed Statement of Financial Condition
                                        (Unaudited)
                                        (continued)

                                                          December 31,          June 30,
                                                             1997                1997
                                                         -------------       -------------
Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,653,032 Issued ...............             16,530              16,530
  Paid-in capital .................................         13,561,050          13,547,619
  Retained earnings - substantially restricted ....          7,380,002           7,136,492
   Unearned ESOP shares - 127,665 and 132,250 .....         (1,289,437)         (1,322,500)
   Unearned compensation ..........................            (11,563)            (11,563)
                                                         -------------       -------------


         Total stockholders' equity ...............         19,656,582          19,366,578
                                                         -------------       -------------


         Total liabilities and stockholders' equity      $ 105,670,676       $ 103,399,305
                                                         =============       =============

See notes to Consolidated Condensed Financial Statements.

                                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                             Crawfordsville, Indiana

                                    Consolidated Condensed Statement of Income
                                                   (Unaudited)


                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                       December 31,
                                               -----------------------------       -----------------------------
                                                   1997               1996             1997              1996
                                               -----------       -----------       -----------       -----------
Interest and Dividend Income
  Loans .................................      $ 1,940,951       $ 1,719,134       $ 3,795,384       $ 3,395,258
  Investment securities .................              567             3,461             1,134             9,469
  Deposits with financial institutions ..           74,547            49,400           189,292            97,479
  Dividend Income .......................           18,581            14,799            37,744            29,598
                                               -----------       -----------       -----------       -----------
       Total interest and dividend income        2,034,646         1,786,794         4,023,554         3,531,804
                                               -----------       -----------       -----------       -----------

Interest Expense
  Deposits ..............................          993,303           935,893         1,950,066         1,897,595
 Federal Home Loan Bank advances ........          125,847           170,816           271,008           303,399
           Total interest expense .......        1,119,150         1,106,709         2,221,074         2,200,994
                                               -----------       -----------       -----------       -----------

Net Interest Income .....................          915,496           680,085         1,802,480         1,330,810
  Provision for losses on loans .........            3,000
                                               -----------       -----------       -----------       -----------
Net Interest Income After
  Provision for Losses on Loans .........          915,496           680,085         1,799,480         1,330,810
                                               -----------       -----------       -----------       -----------
Other Income
  Service charges on deposit accounts ...            8,713             6,294            15,951            12,309
  Net appraisal income (expense) ........              111               369              (943)            3,450
  Other income ..........................            1,063             1,097             2,381             1,989
                                               -----------       -----------       -----------       -----------
       Total other income ...............            9,887             7,760            17,389            17,748
                                               -----------       -----------       -----------       -----------

                                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                             Crawfordsville, Indiana

                                    Consolidated Condensed Statement of Income
                                                   (Unaudited)
                                                   (continued)


                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                       December 31,
                                               -----------------------------       -----------------------------
                                                   1997               1996             1997              1996
                                               -----------       -----------       -----------       -----------
Other Expenses
  Salaries and employee benefits ........          317,634           235,310           593,492           448,990
  Net occupancy expense .................           25,188            25,801            51,374            51,332
  Equipment expense .....................           37,486            36,314            72,819            70,435
  Data processing expense ...............           29,393            22,570            57,351            44,995
  Deposit insurance expense .............           11,778            31,318            23,206           500,156
  Real estate operations, net ...........           (1,719)          (27,610)          (12,404)          (40,681)
  Advertising expense ...................           10,270             9,198            18,869            17,788
  Other expenses ........................          136,811           113,019           250,993           219,916
                                               -----------       -----------       -----------       -----------

           Total other expenses .........          566,841           445,920         1,055,700         1,312,931
                                               -----------       -----------       -----------       -----------

Income Before Income Tax ................          358,542           241,925           761,169            35,627
  Income tax expense ....................          158,775            98,350           335,825            19,118
                                               -----------       -----------       -----------       -----------

Net Income ..............................      $   199,767       $   143,575       $   425,344       $    16,509
                                               ===========       ===========       ===========       ===========

Net Income Per Share:
      Basic .............................      $      0.13       $      0.31       $      0.28       $      0.04
      Diluted ...........................      $      0.13       $      0.31       $      0.28       $      0.04

Dividends Per Share .....................      $     0.055       $     0.054       $     0.110       $     0.107


See Notes to Consolidated Condensed Financial Statements.

                         MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                     Crawfordsville, Indiana

                         Consolidated Condensed Statement of Cash Flows
                                           (Unaudited)



                                                                          Six Months Ended
                                                                            December 31,
                                                                      1997               1996
                                                                  -----------       -----------
Operating Activities

  Net income ................................................      $   425,344       $    16,509
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses .............................            3,000
      Depreciation ..........................................          102,214           105,607
      Gain (loss) on sale of real estate owned ..............                            (17,915)
      Deferred income tax ...................................                                 37
      ESOP stock amortization ...............................           46,494
      Change In
          Interest receivable ...............................          (80,294)          (48,691)
          Interest payable ..................................          156,955           114,254
          Other assets ......................................          (53,275)         (260,120)
          Other liabilities .................................           21,678          (219,869)
                                                                   -----------       -----------

             Net cash (used) provided by operating activities          622,116          (310,188)
                                                                   -----------       -----------


Investing Activities

   Purchase of interest-bearing deposits ....................          (95,000)
  Proceeds from paydowns of
      securities available for sale .........................           10,087           259,454
   Purchase of securities available for sale ................         (200,000)
  Net change in loans .......................................       (6,987,383)       (4,003,485)
  Additions to real estate owned and held for investment ....          (75,460)         (173,586)
  Proceeds from Real Estate Owned Sales .....................           52,795           107,315
  Purchases of premises and equipment .......................         (178,726)          (98,658)
                                                                   -----------       -----------

             Net cash used by investing activities ..........       (7,473,687)       (3,908,960)
                                                                   -----------       -----------


                         MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                     Crawfordsville, Indiana

                         Consolidated Condensed Statement of Cash Flows
                                           (Continued)



                                                                       Six Months Ended
                                                                           December 31,
                                                               --------------------------------
                                                                     1997               1996
                                                               -------------       ------------
Financing Activities

  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits ...............................      $    993,652       $    390,689
      Certificates of deposit ............................         3,885,823          2,243,299
  Proceeds from FHLB advances ............................         2,000,000          4,000,000
  Repayment of FHLB advances .............................        (5,167,658)           (71,627)
Purchase of unearned compensation (MRP) stock ............                              (11,563)
  Dividends paid .........................................           (90,917)           (50,000)
                                                                ------------       ------------

             Net cash provided by financing activities ...         1,620,900          6,500,798
                                                                ------------       ------------


Net Change in Cash and Cash Equivalents ..................        (5,230,671)         2,281,650

Cash and Cash Equivalents, Beginning of Period ...........        11,594,772          3,636,204
                                                                ------------       ------------

Cash and Cash Equivalents, End of Period .................      $  6,364,101       $  5,917,854
                                                                ============       ============

Additional Cash Flow and Supplementary Information

  Interest Paid ..........................................      $  2,064,119       $  2,086,740
  Income Tax Paid ........................................           174,450             62,847
  Transfer from Loans to Other Real Estate Owned .........            53,154            307,894
  Cash Dividends Payable .................................            90,917             25,000


See Notes to Consolidated Condensed Financial Statements


                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (Unaudited)


                                           Common Stock
                                   ----------------------
                                                                Paid-in      Retained       Unearned       Unearned
                                     Shares      Amount        Capital       Earnings      ESOP Shares     Compensation      Total
                                   ---------  -----------    -----------   -----------    ------------    -------------  -----------
Balance July 1, 1997 ...........   1,653,032  $    16,530    $13,547,619   $ 7,136,492    $(1,322,500)    $   (11,563)   $19,366,578


Net income for the six months
    ended December 31, 1997 ....                                               425,344                        425,344


Cash dividends ($.055 per share)                                              (181,834)                      (181,834)


ESOP shares earned .............                                  13,431                       33,063          46,494

                                   ---------  -----------    -----------   -----------    -----------     -----------    -----------
Balance December 31, 1997 ......   1,653,032  $    16,530    $13,561,050   $ 7,380,002    $(1,289,437)    $   (11,563)   $19,656,582
                                   =========  ===========    ===========   ===========    ===========     ===========    ===========


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of December 31, 1997, results of operations for the three and six month periods ending December 31, 1997 and 1996, and cash flows for the six month periods ended December 31, 1997 and 1996. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30 1998.


Net Income Per Share

Net income per share for the three and six month periods ended December 31, 1997 and 1996 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period. For the three and six month periods ended December 31, 1996, the weighted average shares is computed based upon the weighted average of the 250,000 shares of publicly owned common stock of the Association that were outstanding during the three and six month periods converted to 466,350 shares of Montgomery common stock in connection with the second conversion and reorganization completed on June 30, 1997.

For the Three Months Ended                      December 31, 1997                       December 31, 1996
                                       -----------------------------------      ----------------------------------
                                                    Weighted         Per                     Weighted        Per
                                                     Average        Share                     Average       Share
                                       Income        Shares         Amount      Income         Shares       Amount
                                       ------        ------         ------      ------         ------       ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $ 199,767     1,521,209     $   0.13     $ 143,575       465,620       $   0.31
                                                                 ========                                   ========
Effect of Dilutive Stock Options
   and Grants ..................             0        26,515                          0             0
                                     ---------     ---------                  ---------       -------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $ 199,767     1,547,724     $   0.13     $ 143,575       465,620       $   0.31
                                     =========     =========     ========     =========       =======       ========

                                                    MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                                Crawfordsville, Indiana

For the Six Months Ended                        December 31, 1997                       December 31, 1996
                                       -----------------------------------      ----------------------------------
                                                    Weighted        Per                     Weighted        Per
                                                     Average       Share                     Average       Share
                                       Income        Shares        Amount      Income         Shares       Amount
                                       ------        ------        ------      ------         ------       ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders           $ 425,344      1,520,636     $   0.28    $    16,509     465,985        $  0.04
                                                                 ========                                   =======
Effect of Dilutive Stock Options
   and Grants                               0         25,248                           0           0
                                    ---------      ---------                  -----------    -------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders           $ 425,344      1,545,884    $    0.28    $    16,509     465,985        $  0.04
                                    =========      =========    =========    ===========     ======         =======

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward-Looking Statements. When used in this Form 10-Q or future filings by Montgomery with the Office of Thrift Supervision, in Montgomery's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Montgomery wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect Montgomery" financial performance and could cause Montgomery's actual results for future periods to differ materially from those anticipated or projected. Montgomery does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

          Financial Condition. Montgomery's total assets were $105.7 million at December 31, 1997, an increase of $2.3 million, or 2.2 percent from June 30, 1997. During this three month period interest-earning assets increased $1.9 million, or 1.9 percent. Short-term interest-earning deposits decreased $5.3 million, or 46.9 percent primarily due to the use of liquidity received from the sale of stock on June 30, 1997 to repay Federal Home Loan Bank advances and fund loan growth. Loans increased $6.9 million, or 8.0 percent, which is the approximate increase budgeted for the current year-to-date. Interest-earning deposits increased $95,000 or 95.0 percent, to $195,000 and investment securities increased $190,000, or 446.9 percent, to $232,000 during the six months ended December 31, 1997. Real estate owned increased $59,000, or 4.5 percent primarily due to the acquisition of one single-family residence due to foreclosure. Included in real estate owned is a nine-unit condominium complex Montgomery has been holding for resale. The Family Crisis Shelter, a local not-for-profit organization, has made a commitment to purchase this nine-unit complex for use as office space and housing for abused family members. The sale of this complex should be completed during late third quarter or early fourth quarter of this fiscal year. Deposits increased $4.9 million, or 6.8 percent and borrowings decreased $3.2 million, or 27.7 percent, causing a net increase in interest-bearing liabilities of 2.2 percent. The increase in deposits was primarily the result of an increase in public funds deposits. These deposits were acquired at rates below comparable Federal Home Loan Bank advances.

          Capital and Liquidity. At December 31, 1997, stockholders' equity was $19,657,000 or 18.6 percent of total assets, compared with stockholders' equity of $19,367,000, or 18.7 percent, at June 30, 1997. The Association continues to exceed all minimum capital requirements. At December 31, 1997, the Association's tangible and core capital was $15,015,000, or 14.3 percent of tangible assets, $13,442,000 in excess of the 1.5 percent minimum required tangible capital and $11,869,000 in excess of the 3.0 percent minimum required core capital.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Risk-based capital equaled $14,000,000, or 21.9 percent of risk-weighted assets, $8,891,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. Montgomery's average liquidity ratio for the six months ended December 31, 1997, was 7.7 percent.

          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its'
interest-bearing liabilities reprice on a different basis than its' interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Beginning September 30. 1995, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. Regulations exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At December 31, 1997, the
Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management feels interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At September 30, 1997, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.10 million, which was less than $3.31 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on September 30, 1997 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $605,000.

          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets. These strategies have resulted in the Association maintaining acceptable limits as set out in the Interest Rate Risk Policy.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          Presented below, as of September 30, 1997, and June 30, 1997, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS for the purpose interest rate risk assessment and should not be considered as an indicator of value of the Association.

                             MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                         Crawfordsville, Indiana


                                             At September 30, 1997                   At June 30,1997
     Assumed             Board            --------------------------          --------------------------
    Change in            Limit
  Interest Rates        % Change          $ Change          % Change          $ Change          % Change
  (Basis Points)         in NPV            in NPV            in NPV            in NPV            in NPV
  --------------         ------            ------            ------            ------            ------
                                             (Dollars in Thousands)
       +300                -60            -5,414               -29              -5,754              -43
       +200                -50            -3,313               -18              -3,637              -31
       +100                -30            -1,425                -8              -1,622              -20
          0                  0                 0                 0                   0                0
       -100                -30              +721                +4                +988               +5
       -200                -50              +979                +5              +1,237               +7
       -300                -60            +1,297                +7              +1,347               +7


          In the event of a 300 basis point  change in interest  rate based upon estimates as of September 30, 1997, the Association would experience a 7% increase in NPV in a declining rate environment and a 29% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the interest rate on interest-bearing liabilities increasing more than the interest rate on interest-earning assets because of the annual and lifetime caps on interest rate adjustments for adjustable rate loans and because of the lag in rate adjustments for such loans as compared to interest-bearing liabilities.

          Results of Operations. Montgomery's net income for the three months ended December 31, 1997, was $200,000 compared to $144,000 for the three months ended December 31, 1996, an increase of $56,000, or 39.1 percent. Net interest income increased $235,000, or 34.6 percent, primarily due an increase in interest-earning assets of $11.4 million, or 13.0 percent. Average interest-earning assets were $99.4 million for the three months ended December

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


31, 1997 compared to $88.0 million for the 1996 three-month period. Average interest-bearing liabilities decreased from $81.7 million to $81.3 million during the comparable three-month periods. Interest rate spread decreased from
2.71 percent for the three months ended December 31, 1996, to 2.68 percent for the three months ended December 31, 1997. Due to the increase in average interest-earning assets, net interest margin increased to 3.68 percent for the three months ended December 31, 1997 from 3.09 percent for the three months ended December 31, 1996. Non-interest income was $10,000 for the 1997 three-month period compared to $8,000 for the 1996 period. Non-interest expense was $567,000 for the three months ended December 31, 1997 compared to $446,000 for the 1996 three-month period, an increase of $121,000, or 27.1 percent. This increase was primarily due to an increase in employee benefits, including the establishment of an employee stock ownership plan (ESOP) and additional expense of being a publicly held company. Net income before income tax was $359,000 for the three months ended December 31, 1997, compared to $242,000 for the three months ended December 31, 1996, an increase of $117,000, or 48.3 percent. Income tax for the three months ended December 31, 1997, was $159,000 compared to $98,000 for the three months ended December 31, 1996.

          For the six months ended December 31, 1997, net income was $425,000 compared to $17,000 for the six months ended December 31, 1996, an increase of $408,000. The most significant factor effecting Montgomery's operations for the six months ended December 31, 1996 was the one time special assessment required by the Deposit Insurance Funds Act of 1996. The after tax effect of this one time assessment was approximately $258,700. Net income for the six months ended December 31, 1996, was $275,000 before the net effect of the Savings Association Insurance Fund ("SAIF") special assessment. The increase in net income for the six-month period was also primarily due to an increase in net interest income from $1.3 million for the 1996 period to $1.8 million for the 1997 six-month period, an increase of $472,000, or 35.4 percent. Average interest-earning assets increased from $87.1 million for the six months ended December 31, 1996 to $98.4 million for the 1997 six-month period. Non-interest expense decreased $257,000, or 19.6 percent. This decrease was primarily caused by the one time SAIF special assessment during the 1996 six month period which was partially offset by additional employee salaries and benefits and the increased cost of operation of a publicly held corporation. Income tax expense was $336,000 for the six months ended December 31, 1997, compared to $19,000 for the six months ended December 31, 1996.

          Interest Income. Montgomery's total interest income for the three months ended December 31, 1997, was $2.0 million, an increase of $248,000, or
13.9 percent, compared to interest income for the three months ended December 31, 1996. This increase was primarily caused by an increase in average interest-earning assets from $88.0 million for the three months ended December 31, 1996, to $99.4 million for the three months ended December 31, 1997, an increase of $11.4 million, or 13.0 percent principally due to loan growth. Average loans increased from $83.4 million for the 1996 three-month period to $93.0 million for the 1997 three month period and average interest-earning deposits increased from $3.6 million to $5.5 million for the respective periods. The average yield on interest-earning assets was 8.19 percent for the three months ended December 31, 1997, compared to 8.13 percent for the three months ended December 31, 1996.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          Interest income for the six months ended December 31, 1997, was $4.0 million, an increase of $492,000, or 13.9 percent, from interest income for the same period in 1996. Average interest-earning assets for the six months ended December 31, 1997, was $98.4 million compared to $87.1 million for the 1996 six month period, an increase of $11.3 million, or 13.0 percent, principally due to loan growth. The average yield for the 1997 period was 8.18 percent compared to
8.11 percent for the 1996 period.

          Interest Expense. Interest expense for the three months ended December 31, 1997, was $1.1 million, which was an increase of $12,000, or 1.1 percent, from the three months ended December 31, 1996. Average interest-bearing liabilities decreased $398,000, or 0.5 percent, from $81.7 million for the three months ended December 31, 1996, to $81.3 million for the three months ended December 31, 1997. The average cost of funds increased however, from 5.42 percent to 5.50 percent for the comparable periods. The average cost of deposits increased from 5.34 percent to 5.43 percent for the comparable three-month periods. The average cost of borrowings increased from 5.89 percent to 6.18 percent for the comparable periods due to converting some short term FHLB advances to longer term fixed rate advances.

          Interest expense for the six months ended December 31, 1997, was $2.2 million, an increase of $20,000, or 0.9 percent, from the six months ended
December 31, 1996. The average cost of funds for the 1997 period was 5.55 percent compared to 5.52 percent for the 1996 period. Average interest-bearing liabilities increased from $79.8 million for the six months ended December 31, 1996 to $80.0 million for the 1996 six-month period.

          Provision for Losses on Loans. There was no provision for losses on loans during the three months ended December 31, 1997 or the three months ended December 31, 1996. During the six months ended December 31, 1997, a $3,000 provision was made compared to no provision being made in the comparable 1996 six-month period. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $656,000 at December 31, 1997, compared to $502,000 at June 30, 1997. Non-performing loans to total loans at December 31, 1997, were 0.70 percent compared to 0.58 percent at June 30, 1997. Non-performing assets, consisting of non-performing loans in the amount of $656,000 and other real estate in the amount of $163,000, totaled $819,000, or
0.78 percent of total assets, at December 31, 1997. At June 30, 1997, non-performing assets were $611,000, or 0.59 percent of total assets. The allowance for losses to non-performing assets was 22.3 percent at December 31, 1997 and 29.5 percent at June 30, 1997. The allowance to total loans was 0.19 percent at both December 31, 1997 and 0.21 percent at June 30, 1997. As new loan products are offered, and Montgomery increases its amount of non-residential and consumer loans, management will re-evaluate the level of the allowance for loan losses.

          Non-Interest Income. Montgomery's other income for the three months ended December 31, 1997, totalled $10,000 compared to $8,000 for the three months ended December 31, 1996, an increase of $2,000, or 27.4 percent. This increase was due to an increase in service charges on deposit accounts.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Other income for the six months ended December 31, 1997, was $17,000, a decrease of $400, or 2.0 percent, from the comparable 1996 six month period. During the six months ended December 31, 1997, service charges on deposit accounts increased $4,000 and appraisal income decreased $4,000 from the 1996 six-month period.

         Non-Interest Expense. Montgomery's other expenses for the three months ended December 31, 1997, totalled $567,000, an increase of $121,000, or 27.1 percent, from the three months ended December 31, 1996. Salaries and employee benefits increased $82,000. Stock benefit plans were adopted subsequent to the December, 1996 three-month period and the cost of these plans was $36,000 for the three months ended December 31, 1997. The balance of the increase was primarily due to an increase in branch office personnel to accommodate growth. Equipment expense increased $1,000 and data processing expense increased $7,000. These increases are generally reflective of Montgomery's growth. Deposit insurance expense decreased $20,000 for the comparable three-month periods primarily due to the decrease in the annual SAIF premium from 23 basis points to
6.4 basis points effective January 1, 1997. Real estate operations net income for the three months ended December 31, 1997, was $2,000 compared to $28,000 for the 1996 comparable period, a decrease of $26,000 due to the income on the sale of two real estate properties during the 1996 three month period. Advertising expense increased $1,000 from the 1996 comparative period. Other expenses increased $24,000, or 21.1 percent, for the three months ended December 31, 1997 compared to the same 1996 period, primarily due to increased expenses relating the operation of a publicly held company including the annual meeting of Montgomery held in October.

         Non-interest expense for the six months ended December 31, 1997, was $1.1 million compared to $1.3 million, a decrease of $257,000, or 19.6 percent, from the six months ended December 31, 1996. Salary and employee benefits increased $145,000 of which $62,000 was due to the adoption of stock benefit plans in effect during the 1997 six month period. An increase in personnel due to branch office growth was the primary factor for the balance of the increase in salary and employee benefits. Equipment expense increased $2,000 and data processing expense increased $12,000 due to Montgomery's growth. Deposit insurance expense decreased $477,000 for the six months ended December 31, 1997, compared to the same period in 1996 due to the one time SAIF special assessment of $428,000 and the reduction in the regular assessment from 23 basis points to
6.4 basis points. Net real estate operations generated a net income for the six months ended December 31, 1997, of $12,000 compared to a net income of $41,000 for the 1996 comparable period. This decrease was primarily caused by a gain on the sale of real estate in the 1996 period compared to a loss on sale of real estate during the 1996 period. Other expenses for the six months ended December 31, 1997, were $251,000 compared to $220,000 for the six months ended December 31, 1996, an increase of $31,000, or 14.1 percent. Stockholder related expense increased $31,000 due to the additional cost of Montgomery's annual meeting and operation of the publicly held company.

         Income Tax Expense. Income tax expense for the three months ended December 31, 1997, was $159,000 compared to $98,000 for the three months ended December 31, 1996. This increase was due to the increase in taxable income.

          For the six months ended December 31, 1997, income tax expense was $336,000 compared to $19,000 for the six months ended December 31, 1996. This increase was due to the increase in taxable income which included the effect of the FDIC special assessment during the 1996 period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings    None.

Item 2.  Changes in Securities    None.

Item 3.  Defaults Upon Senior Securities    None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Montgomery Financial Corporation ("Montgomery") was held at the principal office of Montgomery, 119 East Main Street, Crawfordsville, Indiana 47933, on Tuesday, October 21, 1997, at 2:00 p.m., Crawfordsville time for the purpose of electing three Directors, to ratify the appointment of Geo. S. Olive & Co. LLC, as Montgomery's independent auditors for the 1998 fiscal year and to transact such other business as may properly come before the Annual Meeting. Proxy Statements were furnished to such holders on or about September 22, 1997. A total of 1,653,032 shares of common stock of Montgomery were outstanding on August 31, 1997, and a total of 1,417,672 shares were represented at the meeting. Of the 1,417,672 shares, 1,412,076 were represented by proxy and 5,596 were represented in person.

Earl F. Elliott, Mark E. Foster and Robert C. Wright were nominated to hold office until the year 2000 Annual Meeting of Shareholders. Mr. Elliott has been a director since 1973, Mr. Foster since 1990 and Mr. Wright since 1996. No other nominations were made at the meeting. Earl F. Elliott was elected receiving 1,403,901 votes for, with 13,771 votes withheld. Mark E. Foster was elected receiving 1,404,047 votes for, with 13,625 votes withheld. Robert C. Wright was elected receiving 1,404,808 votes for, with 12,864 votes withheld. With the election of Messrs. Elliott, Foster and Wright, the terms of the Directors as of October 21, 1997, expire as follows: 1998 - Joseph M. Malott and J. Lee Walden; 1999 - C. Rex Henthorn and John E. Woodward; 2000 - Earl F. Elliott, Mark E. Foster and Robert C. Wright.

Geo S. Olive & Co. LLC ("GSO"), served as independent auditors for Montgomery in fiscal 1997. The Board of Directors approved the appointment of GSO as independent auditors for fiscal 1998, subject to ratification by the shareholders. The appointment of the independent auditors is ratified if more votes are cast in favor of the appointment than against the appointment. The ratification of GSO was approved by 1,400,174 votes in favor, 10,657 votes against and 6,841 abstentions.

Item 5.  Other Information    None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

               None

     (b)   Reports on Form 8-K

               None

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Montgomery Financial Corporation



Date:  February 12, 1998            By:  /s/Earl F. Elliott
                                         ------------------
                                         Earl F. Elliott, President and Chief
                                         Executive Officer



Date:  February 12, 1998            By:  /s/ J. Lee Walden
                                         -----------------
                                         J. Lee Walden, Vice President and Chief
                                         Financial Officer