Form 10QSB
period 1998-03-31
MONTGOMERY FINANCIAL CORP
filed 1998-05-15
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1998


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

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 1998, there were 1,653,032 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of March 31, 1998 and June 30, 1997

         Consolidated Condensed Statement of Income for the Three
         And Nine Months Ended March 31, 1998 and 1997

         Consolidated Condensed Statement of Cash Flows for the
         Nine Months Ended March 31, 1998 and 1997

         Consolidated Condensed Statement of Changes in Stockholders' Equity for the Nine Months Ended March 31, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                   Consolidated Condensed Statement of Financial Condition
                                         (Unaudited)

                                                              March 31,          June 30,
                                                                1998               1997
                                                           -------------      -------------
Assets
  Cash ...............................................     $     381,210      $     221,456
  Short-term interest-bearing deposits ...............         4,537,143         11,373,316
                                                           -------------      -------------
         Total cash and cash equivalents .............         4,918,353         11,594,772
  Interest-bearing deposits ..........................           195,000            100,000
  Securities available for sale ......................           335,727             42,494
  Loans ..............................................        98,686,104         87,088,294
  Allowance for loan losses ..........................          (183,000)          (180,000)
                                                           -------------      -------------
       Net loans .....................................        98,503,104         86,908,294
  Real estate owned and held for development, net ....         1,436,255          1,301,734
  Premises and equipment .............................         1,745,977          1,620,885
  Federal Home Loan Bank Stock .......................           921,500            921,500
  Interest receivable ................................           794,910            684,479
  Other assets .......................................           283,434            225,147
                                                           -------------      -------------

         Total assets ................................     $ 109,134,260      $ 103,399,305
                                                           =============      =============
Liabilities
  Deposits
      Noninterest bearing ............................     $   1,253,808      $   1,165,223
      Interest bearing ...............................        76,973,917         70,100,001
                                                           -------------      -------------
         Total deposits ..............................        78,227,725         71,265,224
  Federal Home Loan Bank advances ....................         9,067,771         11,428,373
  Interest payable ...................................           463,615
                                                                                    423,305
  Deferred tax liability .............................           405,216            360,156
  Dividends payable ..................................            90,917
  Other liabilities ..................................           956,412            555,669
                                                           -------------      -------------

         Total liabilities ...........................        89,211,656         84,032,727
                                                           -------------      -------------

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                   Consolidated Condensed Statement of Financial Condition
                                         (Unaudited)
                                        (continued)

                                                              March 31,          June 30,
                                                                1998               1997
                                                           -------------      -------------
Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,653,032 Issued ..................            16,530             16,530
  Paid-in capital ....................................        13,564,860         13,547,619
  Retained earnings - substantially restricted .......         7,545,693          7,136,492
   Unearned ESOP shares - 126,162 and 132,250 ........        (1,261,616)        (1,322,500)
   Unearned compensation .............................           (11,563)           (11,563)
  Net unrealized gain on securities available for sale            68,700
                                                           -------------      -------------

         Total stockholders' equity ..................        19,922,604         19,366,578
                                                           -------------      -------------

         Total liabilities and stockholders' equity ..     $ 109,134,260      $ 103,399,305
                                                           =============      =============

See notes to Consolidated Condensed Financial Statements.

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana

                                  Consolidated Condensed Statement of Income
                                                 (Unaudited)


                                                   Three Months Ended               Nine Months Ended
                                                       March 31,                         March  31,
                                             -----------------------------      ----------------------------
                                                  1998            1997             1998             1997
                                             ------------      -----------      -----------      -----------
Interest and Dividend Income
  Loans .................................     $ 2,028,082      $ 1,719,626      $ 5,823,466      $ 5,114,885
                                              -----------      -----------      -----------      -----------
  Investment securities .................           1,885              744            3,019           10,212
  Deposits with financial institutions ..          72,354           89,144          261,646          186,622
  Dividend Income .......................          18,177           14,517           55,921           44,115
                                              -----------      -----------      -----------      -----------
       Total interest and dividend income       2,120,498        1,824,031        6,144,052        5,355,834
                                              -----------      -----------      -----------      -----------

Interest Expense
  Deposits ..............................       1,008,740          977,006        2,958,806        2,874,601
Federal Home Loan Bank advances .........         131,567          163,496          402,575          466,895
Total interest expense ..................       1,140,307        1,140,502        3,361,381        3,341,496

Net Interest Income .....................         980,191          683,529        2,782,671        2,014,338
  Provision for losses on loans .........          13,000            3,000           13,000
                                              -----------      -----------      -----------      -----------

Net Interest Income After
  Provision for Losses on Loans .........         980,191          670,529        2,779,671        2,001,338
                                              -----------      -----------      -----------      -----------
Other Income
  Service charges on deposit accounts ...           8,836            6,151           24,787           18,461
  Net appraisal expense .................          (2,203)          (4,132)          (3,146)            (682)
  Other income ..........................             966            1,346            3,347            2,125
                                              -----------      -----------      -----------      -----------
       Total other income ...............           7,599            3,365           24,988           19,904
                                              -----------      -----------      -----------      -----------

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana

                                  Consolidated Condensed Statement of Income
                                                 (Unaudited)
                                                 (continued)


                                                   Three Months Ended               Nine Months Ended
                                                       March 31,                         March  31,
                                             -----------------------------      ----------------------------
                                                  1998            1997             1998             1997
                                             ------------      -----------      -----------      -----------
Other Expenses
  Salaries and employee benefits ........         308,048          243,227          901,540          692,216
  Net occupancy expense .................          29,215           27,132           80,589           78,464
  Equipment expense .....................          46,975           36,117          119,794          106,572
  Data processing expense ...............          32,550           27,275           89,901           72,270
  Deposit insurance expense .............          12,021           11,269           35,227          511,424
  Real estate operations, net ...........          (5,690)         (19,413)         (18,094)         (60,094)
Advertising expense .....................           9,628            6,177           28,497           23,965
Other expenses ..........................         119,853           94,352          370,846          313,060
                                              -----------      -----------      -----------      -----------
           Total other expenses .........         552,600          426,156        1,608,300        1,737,877
                                              -----------      -----------      -----------      -----------

Income Before Income Tax ................         435,190          247,738        1,196,359          283,365
  Income tax expense ....................         178,582          101,200          514,407          120,318
                                              -----------      -----------      -----------      -----------

Net Income ..............................     $   256,608      $   146,538      $   681,952      $   163,047
                                              ===========      ===========      ===========      ===========

Net Income Per Share:
      Basic .............................     $      0.17      $      0.32      $      0.45      $      0.35
      Diluted ...........................     $      0.17      $      0.32      $      0.44      $      0.35

Dividends Per Share .....................     $     0.055      $     0.054      $     0.165      $     0.161

See Notes to Consolidated Condensed Financial Statements.

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                       Consolidated Condensed Statement of Cash Flows
                                         (Unaudited)

                                                                   Nine Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Operating Activities

  Net income ...........................................     $    681,952      $    163,047
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses ........................            3,000            13,000
      Depreciation .....................................          153,539           155,457
      Gain (loss) on sale of real estate owned .........          (22,023)
      Deferred income tax
                                                                                     11,983
      ESOP stock amortization ..........................           78,125
      Change In
          Interest receivable ..........................         (110,431)          (77,432)
          Interest payable .............................           40,310            (8,837)
          Other assets .................................          (58,287)          (41,678)
          Other liabilities ............................          400,743           (49,583)
                                                             ------------      ------------

             Net cash provided by operating activities .        1,188,951           143,934
                                                             ------------      ------------


Investing Activities

   Purchase of interest-bearing deposits ...............          (95,000)
  Proceeds from paydowns of
      securities available for sale ....................           20,527           269,199
   Purchase of securities available for sale ...........         (200,000)
  Net change in loans ..................................      (11,719,727)       (4,028,202)
  Additions to real estate owned and held for investment          (90,556)         (182,081)
  Proceeds from real estate owned sales ................           52,795           166,301
  Purchases of premises and equipment ..................         (253,474)         (147,131)
                                                             ------------      ------------

             Net cash used by investing activities .....      (12,285,435)       (3,921,914)
                                                             ------------      ------------

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                       Consolidated Condensed Statement of Cash Flows
                                         (Continued)

                                                                   Nine Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                   1998             1997
                                                             ------------      ------------
Financing Activities

  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits .............................     $  1,383,820      $  1,893,276
      Certificates of deposit ..........................        5,578,681         1,064,174
  Proceeds from FHLB advances ..........................        2,807,056         4,000,000
  Repayment of FHLB advances ...........................       (5,167,658)       (1,571,627)
Purchase of unearned compensation (MRP) stock ..........          (11,563)
  Dividends paid .......................................         (181,834)          (75,000)
                                                             ------------      ------------

             Net cash provided by financing activities .        4,420,065         5,299,260
                                                             ------------      ------------

Net Change in Cash and Cash Equivalents ................       (6,676,419)        1,521,280

Cash and Cash Equivalents, Beginning of Period .........       11,594,772         3,636,204
                                                             ------------      ------------

Cash and Cash Equivalents, End of Period ...............     $  4,918,353      $  5,157,484
                                                             ============      ============

Additional Cash Flow and Supplementary Information

  Interest paid ........................................     $  3,321,071      $  3,350,333
  Income tax paid ......................................          230,527            92,246
  Transfer from loans to other real estate owned .......          121,917           351,836
  Cash dividends payable ...............................           90,917            25,000


See Notes to Consolidated Condensed Financial Statements

                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (Unaudited)

                                                  Common Stock
                                          -------------------------       Paid-in        Retained       Unearned       Unearned
                                            Shares         Amount         Capital        Earnings      ESOP Shares   Compensation
                                            ------         ------         -------        --------      -----------   ------------

Balance July 1, 1997 ...............      1,653,032     $    16,530     $13,547,619    $ 7,136,492    $(1,322,500)    $   (11,563)

Net income for the nine months
    ended March 31, 1998 ...........                                                       681,952

Cash dividends ($.055 per share) ...                                                      (272,751)

ESOP shares earned .................                                         17,241                        60,884

Net change in unrealized gain
    on securities available for sale
                                          ---------     -----------     -----------    -----------    -----------     -----------


Balance March 31, 1998 .............      1,653,032     $    16,530     $13,564,860    $ 7,545,693    $(1,261,616)   $   (11,563)
                                          =========     ===========     ===========    ===========    ===========    ===========

                                               Net Unrealized
                                                   Gain On
                                                 Securities
                                              Available for Sale        Total
                                              ------------------        -----
Balance July 1, 1997 ...............                              $19,366,578

Net income for the nine months
    ended March 31, 1998 ...........                                  681,952

Cash dividends ($.055 per share) ...                                 (272,751)

ESOP shares earned .................                                   78,125

Net change in unrealized gain
    on securities available for sale               $    68,700         68,700
                                                   -----------    -----------


Balance March 31, 1998 .............               $    68,700    $19,922,604
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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of March 31, 1998, results of operations for the three and nine month periods ending March 31, 1998 and 1997, and cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30 1998.

Net Income Per Share

Net income per share for the three and nine month periods ended March 31, 1998 and 1997 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period. For the three and nine month periods ended March 31, 1997, the weighted average shares is computed based upon the weighted average of the 250,000 shares of publicly owned common stock of the Association that were outstanding during the three and six month periods converted to 466,350 shares of Montgomery common stock in connection with the second conversion and reorganization completed on June 30, 1997.

For the Three Months Ended                  March 31, 1998                            March 31, 1997
                                            --------------                            --------------
                                                  Weighted      Per                     Weighted        Per
                                                   Average      Share                    Average       Share
                                       Income      Shares       Amount      Income        Shares       Amount
                                    ---------    ---------    --------     ---------      -------    --------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......    $ 256,608    1,524,221    $   0.17     $ 146,538      464,485    $   0.32
                                                              ========                               ========
Effect of Dilutive Stock Options
   and Grants ..................            0       26,421                         0            0
                                    ---------    ---------                 ---------      -------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......    $ 256,608    1,550,642    $   0.17     $ 146,538      464,485    $   0.32
                                    =========    =========    ========     =========      =======    ========

For the Nine Months Ended                   March 31, 1998                            March 31, 1997
                                            --------------                            --------------
                                                  Weighted      Per                     Weighted        Per
                                                   Average      Share                    Average       Share
                                       Income      Shares       Amount      Income        Shares       Amount
                                    ---------    ---------    --------     ---------      -------    --------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders           $ 681,952      1,521,493      $  0.45    $  163,047     465,485     $ 0.35
                                                                   ======                               ======
Effect of Dilutive Stock Options
   and Grants                               0         25,634                          0           0
                                    ---------      ----------                ----------     -------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders           $ 681,952      1,547,127      $  0.44    $  163,047     465,485     $ 0.35
                                    =========      =========      =======    ==========     =======     ======

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

          Financial Condition. Montgomery's total assets were $109.1 million at March 31, 1998, an increase of $5.7 million, or 5.5 percent from June 30, 1997. During the three month period ending March 31, 1998, interest-earning assets increased $5.1 million, or 5.2 percent. Short-term interest-earning deposits decreased $6.8 million, or 60.1 percent primarily due to the use of liquidity received from the sale of stock on June 30, 1997 to repay Federal Home Loan Bank advances and fund loan growth. Loans increased $11.6 million, or 13.3 percent, which is approximately $2.6 million above the increase budgeted for the current year-to-date. Interest-earning deposits increased $95,000 or 95.0 percent, to $195,000 and investment securities increased $293,000 to $336,000 during the nine months ended March 31, 1998. Real estate owned increased $135,000, or 10.3 percent primarily due to the acquisition of two single-family residences due to foreclosure. One of these two additions to real estate owned has been sold since March 31, 1998. There was no loss recorded on this sale and a decrease in real estate owned in the amount of $69,000 was recorded. Included in real estate owned is a nine-unit condominium complex with a current book value of $496,000, which Montgomery has been holding for resale. A local not-for-profit organization has made a commitment to purchase this nine-unit complex for use as office space and housing for abused family members. The sale of this complex should be completed during the fourth quarter of this fiscal year with no loss anticipated. Deposits increased $7.0 million, or 9.8 percent and borrowings decreased $2.4 million, or 20.7 percent, causing a net increase in interest-bearing liabilities of 5.5 percent. The increase in deposits was primarily the result of an increase in public funds deposits. These deposits were acquired at rates below comparable Federal Home Loan Bank advances.

                MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Capital and Liquidity. At March 31, 1998, stockholders' equity was $19,923,000 or 18.3 percent of total assets, compared with stockholders' equity of $19,367,000, or 18.7 percent, at June 30, 1997. The Association continues to exceed all minimum capital requirements. At March 31, 1998, the Association's tangible and core capital was $15,273,000, or 14.1 percent of tangible assets, $13,742,000 in excess of the 1.5 percent minimum required tangible capital and $10,944,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $14,260,000, or 21.2 percent of risk-weighted assets, $8,880,000 more than the minimum 8.0 percent risk-based level required. Tier 1 risk-based capital ratio equaled 22.7 percent at March 31, 1998. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. Montgomery's average liquidity ratio for the nine months ended March 31, 1998, was 7.1 percent.

          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its'
interest-bearing liabilities reprice on a different basis than its' interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Beginning September 30. 1995, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. Regulations exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At March 31, 1998, the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management feels interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At December 31, 1997, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.16 million, which was less than $3.70 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on December 31, 1997 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $770,000.

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

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Presented below, as of December 31, 1997, and June 30, 1997, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS for the purpose interest rate risk assessment and should not be considered as an indicator of value of the Association.

                                             At December 31, 1997               At June 30,1997
     Assumed             Board
    Change in            Limit            --------------------------      --------------------------
  Interest Rates        % Change          $ Change          % Change      $ Change          % Change
  (Basis Points)         in NPV            in NPV            in NPV        in NPV            in NPV
                                             (Dollars in Thousands)
       +300                -60            -6,010                -33          -5,754            -43
       +200                -50            -3,703                -20          -3,637            -31
       +100                -30            -1,621                 -9          -1,622            -20
          0                  0                 0                  0               0              0
       -100                -30              +934                 +5            +988             +5
       -200                -50            +1,315                 +7          +1,237             +7
       -300                -60            +1,867                +10          +1,347             +7

         In the event of a 300 basis point change in interest rate based upon estimates as of December 31, 1997, the Association would experience a 10% increase in NPV in a declining rate environment and a 33% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the interest rate on interest-bearing liabilities increasing more than the interest rate on interest-earning assets because of the annual and lifetime caps on interest rate adjustments for adjustable rate loans and because of the lag in rate adjustments for such loans as compared to interest-bearing liabilities.

          Results of Operations. Montgomery's net income for the three months ended March 31, 1998, was $257,000 compared to $147,000 for the three months ended March 31, 1997, an increase of $110,000, or 75.1 percent. Net interest income increased $297,000, or 43.4 percent, primarily due an increase in average interest-earning assets of $11.3 million, or 12.3 percent. Average interest-earning assets were $102.8 million for the three months ended March 31, 1998 compared to $91.5 million for the 1997 three-month period. Average interest-bearing liabilities decreased from $84.4 million to $84.3 million during the comparable three-month periods. Interest rate spread increased from
2.57 percent for the three months ended March 31, 1997,  to 2.84 percent for the

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

three months ended March 31, 1998. Due to the increase in average interest-earning assets, net interest margin increased to 3.81 percent for the three months ended March 31, 1998 from 2.99 percent for the three months ended March 31, 1997. Non-interest income was $8,000 for the 1998 three-month period compared to $3,000 for the 1997 period. Non-interest expense was $553,000 for the three months ended March 31, 1998 compared to $426,000 for the 1997 three-month period, an increase of $127,000, or 27.7 percent. This increase was primarily due to an increase in employee benefits, including the establishment of an employee stock ownership plan (ESOP) and additional expense of being a publicly held company. Net income before income tax was $435,000 for the three months ended March 31, 1998, compared to $248,000 for the three months ended March 31, 1997, an increase of $187,000, or 75.7 percent. Income tax for the three months ended March 31, 1998, was $179,000 compared to $101,000 for the three months ended March 31, 1996.

         For the nine months ended March 31, 1998, net income was $682,000 compared to $163,000 for the nine months ended March 31, 1997, an increase of $519,000. The most significant factor effecting Montgomery's operations for the nine months ended March 31, 1997 was the one time special assessment required by the Deposit Insurance Funds Act of 1996. The after tax effect of this one time assessment was approximately $258,700. Net income for the nine months ended March 31, 1997, was $422,000 before the net effect of the Savings Association Insurance Fund ("SAIF") special assessment. The increase in net income for the nine-month period was also primarily due to an increase in net interest income from $2.0 million for the 1997 period to $2.8 million for the 1998 nine-month period, an increase of $768,000, or 38.1 percent. Average interest-earning assets increased from $88.6 million for the nine months ended March 31, 1997 to $102.8 million for the 1998 nine-month period. Non-interest expense decreased $130,000, or 7.5 percent. This decrease was primarily caused by the one time SAIF special assessment during the 1997 nine month period which was partially offset by additional employee salaries and benefits and the increased cost of operation of a publicly held corporation. Income tax expense was $514,000 for the nine months ended March 31, 1998, compared to $120,000 for the nine months ended March 31, 1997.

          Interest Income. Montgomery's total interest income for the three months ended March 31, 1998, was $2.1 million, an increase of $296,000, or 16.3 percent, compared to interest income for the three months ended March 31, 1997. This increase was primarily caused by an increase in average interest-earning assets from $91.5 million for the three months ended March 31, 1997, to $102.8 million for the three months ended March 31, 1998, an increase of $11.3 million, or 12.3 percent principally due to loan growth. Average loans increased from $83.7 million for the 1997 three-month period to $96.7 million for the 1998 three month period and average interest-earning deposits decreased from $7.0 million to $4.9 million for the respective periods. The average yield on interest-earning assets was 8.25 percent for the three months ended March 31, 1998, compared to 7.97 percent for the three months ended March 31, 1997.

          Interest income for the nine months ended March 31, 1998, was $6.1 million, an increase of $788,000, or 14.7 percent, from interest income for the same period in 1997. Average interest-earning assets for the nine months ended March 31, 1998, was $99.8 million compared to $88.6 million for the 1997 nine month period, an increase of $11.2 million, or 12.6 percent, principally due to loan growth. The average yield for the 1998 period was 8.25 percent compared to
8.06 percent for the 1997 period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          Interest Expense. Interest expense for the three months ended March 31, 1998, was $1.1 million, which was a decrease of $195 from the three months ended March 31, 1997. Average interest-bearing liabilities decreased $101,000, or 0.1 percent, from $84.4 million for the three months ended March 31, 1997, to $84.3 million for the three months ended March 31, 1998. The average cost of funds increased however, from 5.40 percent to 5.41 percent for the comparable periods. The average cost of deposits increased from 5.29 percent to 5.31 percent for the comparable three-month periods. The average cost of borrowings increased from 6.18 percent to 6.31 percent for the comparable periods due to converting some short term FHLB advances to longer term fixed rate advances.

         Interest expense for the nine months ended March 31, 1998, was $3.4 million, an increase of $20,000, or 0.6 percent, from the nine months ended March 31, 1997. The average cost of funds for the 1998 period was 5.51 percent compared to 5.48 percent for the 1997 period. Average interest-bearing liabilities increased from $81.3 million for the nine months ended March 31, 1997 to $81.4 million for the 1997 nine-month period.

         Provision for Losses on Loans. There was no provision for losses on loans during the three months ended March 31, 1998 compared to a provision of $13,000 for the three months ended March 31, 1997. During the nine months ended March 31, 1998, a $3,000 provision was made compared to a $13,000 provision being made in the comparable 1997 nine-month period. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $922,000 at March 31, 1998, compared to $502,000 at June 30, 1997. This increase was primarily caused by loans with no prior history of delinquency and loan-to-value ratios of less than 75 percent. Non-performing loans to total loans at March 31, 1998 were 0.93 percent compared to 0.58 percent at June 30, 1997. Non-performing assets, consisting of non-performing loans in the amount of $922,000 and other real estate in the amount of $240,000, totaled $1,162,000, or
1.06 percent of total assets, at March 31, 1998. At June 30, 1997, non-performing assets were $611,000, or 0.59 percent of total assets. The allowance for losses to non-performing assets was 15.7 percent at March 31, 1998 and 29.5 percent at June 30, 1997. The allowance to total loans was 0.19 percent at March 31, 1998 and 0.21 percent at June 30, 1997. As new loan products are offered, and Montgomery increases its amount of non-residential and consumer loans, management will re-evaluate the level of the allowance for loan losses.

          Non-Interest Income. Montgomery's other income for the three months ended March 31, 1998, totalled $8,000 compared to $3,000 for the three months ended March 31, 1997, an increase of $5,000, or 125.8 percent. This increase was due to an increase in service charges on deposit accounts in the amount of $3,000 and a decrease in net appraisal expense of $2,000.

         Other income for the nine months ended March 31, 1998, was $25,000, an increase of $5,000, or 25.5 percent, from the comparable 1997 nine month period. During the nine months ended March 31, 1998, service charges on deposit accounts increased $6,000 and appraisal income decreased $2,000 from the 1997 nine-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Non-Interest Expense. Montgomery's other expenses for the three months ended March 31, 1998, totalled $553,000, an increase of $126,000, or 29.7 percent, from the three months ended March 31, 1997. Salaries and employee benefits increased $65,000. Stock benefit plans were adopted subsequent to the March, 1997 three-month period and the cost of these plans was $46,000 for the three months ended March 31, 1998. The balance of the increase was primarily due to an increase in branch office personnel to accommodate growth. Equipment expense increased $11,000 and data processing expense increased $5,000. These increases are generally reflective of Montgomery's growth. Real estate operations net income for the three months ended March 31, 1998, was $5,000 compared to $19,000 for the 1997 comparable period, a decrease of $14,000 due to the income on the sale of a real estate property during the 1997 three month period. Advertising expense increased $3,000 from the 1997 comparative period. Other expenses increased $26,000, or 27.0 percent, for the three months ended March 31, 1998 compared to the same 1997 period, primarily due to increased expenses relating the operation of a publicly held company and other expenses reflective of Montgomery's growth.

         Non-interest expense for the nine months ended March 31, 1998, was $1.6 million compared to $1.7 million, a decrease of $130,000, or 7.5 percent, from the nine months ended March 31, 1997. Salary and employee benefits increased $209,000 of which $108,000 was due to the adoption of stock benefit plans in effect during the 1998 nine month period. An increase in personnel due to branch office growth was the primary factor for the balance of the increase in salary and employee benefits. Equipment expense increased $13,000 and data processing expense increased $18,000 due to Montgomery's growth. Deposit insurance expense decreased $476,000 for the nine months ended March 31, 1998, compared to the same period in 1997 due to the one time SAIF special assessment of $428,000 and the reduction in the regular assessment from 23 basis points to 6.4 basis points. Net real estate operations generated a net income for the nine months ended March 31, 1998, of $18,000 compared to a net income of $60,000 for the 1997 comparable period. This decrease was primarily caused by a gain on the sale of real estate during the 1997 period. Advertising expense increased $4,000 from the 1997 period. Other expenses for the nine months ended March 31, 1998, were $371,000 compared to $313,000 for the nine months ended March 31, 1997, an increase of $58,000, or 18.5 percent. Stockholder related expense increased $33,000 and audit and accounting expense increased $8,000 due to the additional cost of operation of the publicly held company. Expenses relating to the operation of Montgomery's ATM, installed during the second quarter of 1997, increased $11,000 due to the first full fiscal year of use and increased customer usage.

          Income Tax Expense. Income tax expense for the three months ended March 31, 1998, was $179,000 compared to $101,000 for the three months ended March 31, 1997. This increase was due to the increase in taxable income.

          For the nine months ended March 31, 1998, income tax expense was $514,000 compared to $120,000 for the nine months ended March 31, 1997. This increase was due to the increase in taxable income, which included the effect of the FDIC special assessment during the 1997 period.

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


                                          Montgomery Financial Corporation



Date:  May 13, 1998                       By:  /s/ Earl F. Elliott
                                               --------------------
                                               Earl F. Elliott, President and
                                               Chief Executive Officer



Date:  May 13, 1998                       By:  /s/ J. Lee Walden
                                               -------------------
                                               J. Lee Walden, Vice President and
                                               Chief Financial Officer