Form 10KSB
period 1998-06-30
MONTGOMERY FINANCIAL CORP
filed 1998-09-28
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 30, 1998

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________________ to ______________
         Commission File Number 0-29312


                        MONTGOMERY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

                 Indiana                                         35-1962246
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                           (IRS Employer
     Incorporation or Organization)                         Identification No.)

          119 East Main Street
       Crawfordsville, Indiana                                     47933
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          Zip Code

         Issuer's telephone number, including area code: (765) 362-4710

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such requirements for the past 90 days. YES [X]   NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $8,382,075 in revenues for the fiscal year ended June 30, 1998.

         As of August 31, 1997, there were issued and outstanding 1,653,032 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of August 31, 1998, was $14.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. Part III of Form 10-KSB - Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

General

         The Company is an Indiana corporation which was organized in April, 1997 by Montgomery Savings, a Federal Association for the purpose of becoming a savings and loan holding company. Montgomery Savings Association, a Federal
Association, was established in 1888 as an Indiana state-chartered mutual savings and loan association known as The Montgomery Savings Association. It was converted in 1985 to a federally chartered, mutual savings and loan association. On August 11, 1995, Montgomery Savings Association, a Federal Association, transferred substantially all its assets and liabilities to a federally-chartered stock savings and loan association named Montgomery Savings, a Federal Association (the "Association").

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

         The Association conducts business from four offices, two in Crawfordsville (Montgomery County), one in Covington (Fountain County), and one in Williamsport (Warren County), Indiana. At June 30, 1998, the Company and its subsidiaries (on a consolidated basis) had total assets of $117.2 million, total liabilities of $97.1 million, including $84.0 million of deposits, $11.3 million of Federal Home Loan Bank advances, and total stockholders' equity of $20.1 million. The deposits of the Association are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Association is subject to regulation and examination by the Office of Thrift Supervision (the "OTS").

         The Company's principal executive offices are located at 119 East Main Street, Crawfordsville, Indiana 47933, and its telephone number is (765) 362-4710.

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one-to four-family residences. Approximately 99.5% of the Association's depositors reside in the State of Indiana. One- to four-family residential loans amounted to $81.4 million, or 80.7%, of the Association's total loan portfolio at June 30, 1998. To a lesser extent, the Association originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $10.0 million, or 9.9%, of the total loan portfolio at June 30, 1998, as well as construction loans and consumer loans, which amounted to $4.0 million, or 4.0%, of the total loan portfolio and $5.5 million, or 5.4%, of the total loan portfolio at such date, respectively. The Association also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies. The Association has one wholly owned subsidiary corporation, MSA Service Corporation ("MSA"). MSA engages in real estate management.

         At June 30, 1998, the Association exceeded all of its minimum capital requirements. Management attributes its strong capital position to its focus on loans secured by residential properties and a conservative lending philosophy on other types of loans.

Lending Activities

         General.  The  Association's  revenue  consists  primarily  of interest income generated by lending activities, including the origination of conventional fixed-rate and variable-rate mortgage loans on one- to four-family homes located in the Association's primary market area and consumer loans secured by savings deposits, residential real estate, and various other items of collateral. To a lesser extent mortgage loans on multi-unit and nonresidential properties are also offered by the Association. The Association does not make loans insured by the Federal Housing Authority ("FHA loans") or loans guaranteed by the Veterans Administration ("VA loans").

         At June 30, 1998, the Association's net loan portfolio totalled $100.2 million. Loans secured by first mortgages on one- to four-family residences totalled $82.7 million, or 82.5% of the Association's loan portfolio at June 30, 1998, before net items. The Association originates and retains its mortgage loan portfolio, and currently does not originate mortgage loans for sale to the secondary market.

         Loans to One Borrower. Under OTS regulations, the aggregate amount of the loans that the Association can make to any one borrower (including related entities, with certain exceptions, is limited to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $2.4 million as of June 30, 1998. The Association's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by residential real estate in the aggregate amount of $2.2 million. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Composition. The following table presents certain information about the composition of the Association's loan portfolio at the dates indicated:

                                                                               June 30
                                     -----------------------------------------------------------------------------------------------
                                             1998                    1997                     1996                    1995
                                     -------------------      -------------------      -------------------      --------------------
                                     Amount      Percent      Amount      Percent      Amount      Percent      Amount      Percent
                                     ------      -------      ------      -------      ------      -------      ------      -------
                                                                    (Dollars in Thousands)
Type of Loan:
Mortgage loans:
  Residential .................    $  82,546      82.37%     $ 74,270       85.45%    $ 68,961       86.12%    $ 65,890      84.55%
  Land ........................        1,316       1.32         1,658        1.91        1,656        2.07        1,866       2.39
  Nonresidential ..............        7,549       7.53         5,793        6.67        5,866        7.33        6,076       7.80
  Construction:
      Residential .............        1,331       1.33         1,892        2.18        1,261        1.57        1,345       1.73
      Nonresidential ..........        2,667       2.66            --          --           --          --           --         --
                                   ---------     ------      --------      ------     --------      ------     --------     ------
        Total mortgage loans ..       95,409      95.21        83,613       96.21       77,744       97.09       75,177      96.47
                                   ---------     ------      --------      ------     --------      ------     --------     ------
Other loans:
  Home equity .................        4,091       4.08         2,727        3.14        2,444        3.05        2,653       3.40
  Savings account and unsecured
   consumer loans .............        1,383       1.38         1,252        1.44          574        0.72          576       0.74
                                   ---------     ------      --------      ------     --------      ------     --------     ------
        Total other loans .....        5,474       5.46         3,979        4.58        3,018        3.77        3,229       4.14
                                   ---------     ------      --------      ------     --------      ------     --------     ------
Less:
  Loans in process ............          707       0.70           668        0.77          683        0.85          455        .58
  Deferred loan fees (cost) ...         (220)     (0.22)         (164)      (0.19)        (153)      (0.19)        (118)     (0.15)
  Loan loss reserves ..........          186       0.19           180        0.21          158        0.20          138       0.18
                                   ---------     ------      --------      ------     --------      ------     --------     ------
        Total adjustments .....          673       0.67           684        0.79          688        0.86          476       0.61
                                   ---------     ------      --------      ------     --------      ------     --------     ------

Total loans, net ..............    $ 100,210     100.00%     $ 86,908      100.00%    $ 80,074      100.00%    $ 77,929     100.00%
                                   =========     ======      ========      ======     ========      ======     ========     ======
Type of Security:
Residential:
  1-4 family ..................    $  82,714      82.54%     $ 75,498       86.87%    $ 69,353       86.61%    $ 66,048      84.76%
  5 or more units .............        1,163       1.16           664        0.76          869        1.08        1,187       1.52
Nonresidential ................       10,216      10.19         5,793        6.67        5,866        7.33        6,076       7.80
Land ..........................        1,316       1.32         1,658        1.91        1,656        2.07        1,866       2.39
Residential--second mortgage ..        4,091       4.08         2,727        3.14        2,444        3.05        2,653       3.40
Savings accounts and unsecured
consumer loans ................        1,383       1.38         1,252        1.44          574        0.72          576       0.74
                                   ---------     ------      --------      ------     --------      ------     --------     ------
        Total loans ...........      100,883     100.67        87,592      100.79       80,762      100.86       78,406     100.61
                                   ---------     ------      --------      ------     --------      ------     --------     ------
Less:
  Loans in process ............          707       0.70           668        0.77          683        0.85          455        .58
  Deferred loan fees (cost) ...         (220)     (0.22)         (164)      (0.19)        (153)      (0.19)        (118)     (0.15)
  Loan loss reserves ..........          186       0.19           180        0.21          158        0.20          138       0.18
                                   ---------     ------      --------      ------     --------      ------     --------     ------

Total loans, net ..............    $ 100,210     100.00%     $ 86,908      100.00%     $ 80,074      100.00%    $ 77,929    100.00%
                                   =========     ======      ========      ======      ========      ======     ========    ======

         Loan Maturity Schedule. The following table illustrates the maturities of the Association's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                        Due During Years Ended June 30,
                                    ------------------------------------------------------------------------------------------------
                                                                         2002         2004         2009        2014        Balance
                                                                          And       Through       Through      And         June 30,
                                     1999        2000         2001       2003         2008         2013     Following        1998
                                     ----        ----         ----       ----         ----         ----    ---------        ----
                                                                      (Dollars In Thousands)
Residential mortgage.........      $16,878      $  782      $4,785    $  9,402       $5,840      $23,093     $21,766       $  82,546
Nonresidential mortgage......        1,394         ---         502       1,099          541        3,534         479           7,549
Residential construction.....          200         600         ---         278          ---           26         227           1,331
Nonresidential construction..          ---         ---         ---         ---          ---          ---       2,667           2,667
Land loans...................          769         296          29         109          ---          113         ---           1,316
Home equity loans............          792         101         159         912        1,868          213          46           4,091
Savings account and
 unsecured consumer loans....        1,040          53          93         131           17           45            4          1,383
                                  --------   ---------    --------   ---------     --------   ---------- ------------    -----------
         Total...............      $21,073      $1,832      $5,568     $11,931       $8,266      $27,024     $25,189        $100,883
                                   =======      ======      ======     =======       ======      =======     =======        ========

         The following table sets forth as of June 30, 1998 the dollar amount of all loans due after one year which have fixed and floating or adjustable interest rates.

                                                         Fixed            Variable
                                                         Rates              Rates             Total
                                                         -----              -----             -----
                                                                  (Dollars in Thousands)
Residential mortgage............................        $52,280            $13,388           $65,668
Nonresidential mortgage ........................          4,640              1,515             6,155
Residential construction........................            453                678             1,131
Nonresidential construction.....................          2,667                ---             2,667
Land loans .....................................            450                 97               547
Home equity loans...............................          3,299                ---             3,299
Savings account and unsecured consumer loans....            343                ---               343
                                                     ----------       ------------        ----------
       Total....................................        $64,132            $15,678           $79,810
                                                        =======            =======           =======


         Residential Loans. The primary lending activity of the Association has been the origination of conventional loans for the acquisition or construction of single-family residences. The Association also originates loans on two- to four-family dwellings and multi-family housing (over four units). Each of these types of loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         OTS regulations limit the amount which the Association may lend in relationship to the appraised value of the underlying real estate at the time of loan origination. In accordance with such regulations and law, the Association makes loans on single family residences up to 90% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The Association makes loans from time to time of between 90% and 95% of the value of the real estate and obtains private mortgage insurance on those loans to reduce its exposure to 80% of the real estate's value or makes such loans on an uninsured basis as a part of the Association's Community Reinvestment Program for first-time buyers with low to moderate incomes.

         Adjustable-rate mortgage loans ("ARMs") are offered by the Association for terms of normally 15 to 20 years, although Montgomery will offer such loans up to terms of 25 years. The interest rate adjustment periods on the ARMs are usually one year. The maximum adjustment at each adjustment date is usually 1% with a maximum average adjustment of 4% over the term of the loan. The interest rate adjustments on ARMs presently originated by the Association are tied to changes in the monthly average yield of U.S. Treasury securities adjusted to a constant maturity of one year.

         The Association offers fixed-rate mortgage loans for terms of up to 20 years. Due to the nature of an investment in fixed-rate mortgage loans, such loans could have a negative effect upon the Association's interest rate spread because such loans do not reprice as quickly as the Association's cost of funds. Actual experience reveals, however, that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are shorter than the maturity of such loans, although not as short as the periods in which the cost of funds is typically repricing.

         Of the total real estate loans originated by the Association during the year ended June 30, 1998, 23% were ARMs and 77% were fixed-rate loans.

         The Association's one- to four-family residential loan portfolio, including residential construction loans, totalled approximately $82.7 million at June 30, 1998, and represented 70.6% of total assets and 82.0% of total outstanding loans. Adjustable-rate one- to four-family residential loans comprised 29.2% and fixed rate loans totalled 52.8% of the Association's total loans at June 30, 1998.

        Construction Loans. The Association offers residential construction loans to owner-occupants and occasionally to builders. At June 30, 1998, the Association had $1.3 million in outstanding residential construction loans. At June 30, 1998, the Association also had $2.7 million in non-residential construction loans, secured by land and buildings under construction.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         Nonresidential Real Estate Loans. The Association makes loans secured by raw land and nonresidential real estate consisting of farms and various retail and other income-producing properties. At June 30, 1998, these loans totalled $8.9 million or approximately 8.9% of the Association's total loans.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Federal regulations limit the amount of nonresidential mortgage loans which an association can make.

         Consumer Loans. The Association makes two types of consumer loans -- loans made to depositors on the security of their savings deposits and loans secured by second real estate mortgages. Second mortgage loans may have terms as long as 15 years depending upon the nature of the request. Such loans are limited in amount by determining 100% of the value of the real estate and subtracting any prior liens.

         Although regulations permit the Association to loan up to 100% of the value of savings deposits pledged as collateral for loans, the Association's normal policy is to loan no more than 95% of the current principal balance of pledged accounts. The current interest rate charged on such pledged accounts is usually 2% above the rate paid on the underlying deposit.

         At June 30, 1998, consumer loans totalled $5.5 million or 5.4% of the Association's total loans.

         Loan Originations, Solicitation, and Processing. Loan originations are developed from a number of sources, including solicitations by the Association's staff, continuing business with depositors and other borrowers, real estate agents, newspaper and radio advertising, and walk-in customers.

         Mortgage loan applications are taken by one of the Association's loan officers. The Association obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower and an appraisal of the fair market value of the real estate which will be given as security for the loan. Appraisals are performed by a designated licensed fee appraiser approved by the Board of Directors. Such loans are subject to approval upon the completion of the appraisal and the receipt of all necessary information on the credit history and creditworthiness of the borrower. At least two Board members must approve all loans over $175,000. All approved loans are reported to the full Board at their regular monthly meeting.

         If a mortgage loan application is approved, satisfactory evidence of merchantable title is obtained on the real estate and improvements which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Association as an insured mortgagee.

         The procedure for approval of construction/permanent loans is the same as for residential mortgage loans, except that for construction/permanent loans the Association evaluates the building plans, construction specifications and estimates of construction costs. The Association also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history, the value of the collateral, and an analysis of the borrower's income and expenses and ability to repay the loan.

         The following table shows total loans originated and repaid during the periods indicated.

                                                   Years Ended June 30,
                                          -------------------------------------
                                            1998           1997          1996
                                          ---------      --------      --------
                                                  (Dollars in Thousands)
Total gross loans at beginning
 of period ..........................     $  87,592      $ 80,762      $ 78,406

Loans originated:
  Residential mortgage ..............        32,628        22,269        23,285
  Nonresidential mortgage ...........         5,241         2,299         1,270
  Residential construction ..........         2,534         3,500         1,764
  Nonresidential construction .......         2,667
  Land loans ........................           269           743           618
  Other loans .......................         2,761         1,372           523
                                          ---------      --------      --------
      Total loans originated ........        46,100        30,183        27,460

Participation loans purchased:
  Nonresidential mortgage ...........          --            --            --

Participation loans sold:
  Nonresidential mortgage ...........          --            --            --

Loan principal payments .............       (15,268)      (11,185)      (12,668)

Other changes, net(1) ...............       (17,541)      (12,168)      (12,436)
                                          ---------      --------      --------

Total gross loans at end of
 period .............................     $ 100,883      $ 87,592      $ 80,762
                                          ---------      ========      ========

---------------------
     (1) Represents   changes  except  cash   repayments  of  principal   (i.e.,
         refinanced portion of new loans and foreclosed loans to real estate owned).

         Loan Origination and Other Fees. The Association realizes interest income from its lending activities and also realizes income from late payment charges, credit life and disability insurance premium commissions, and fees for other miscellaneous services.

         Delinquent Loans and Classified Assets. The Association attempts to minimize loan delinquencies through careful underwriting procedures. When mortgage loans become delinquent, the Association attempts to bring the loans current through the assessment of late charges and adherence to its established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and the Association will contact the borrower to request payment. The Association generally will initiate foreclosure proceedings only after attempts to obtain a deed in lieu of foreclosure are unsuccessful or inappropriate and when it becomes apparent that the loan will not be collectable or when the collateral is becoming inadequate to support payments of the total debt. The above procedure similarly applies to consumer loans.

         Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure and real estate securing loans deemed to be foreclosed in substance are classified as "real estate owned" until sold. When property is so acquired, or deemed to have been acquired, it is recorded at the lower of the unpaid principal balance of the loan or the fair value of the real estate at the date of acquisition, not to exceed net fair value minus estimated costs to sell. Periodically, real estate owned is reviewed to ensure that the fair value minus estimated costs to sell is no less than the carrying value and, if it is, the difference is charged to earnings as a loss. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                           June 30,
                                              ---------------------------------
                                               1998         1997           1996
                                              -----        ------        ------
                                                       (In Thousands)
Loans delinquent for:
  30 to 59 days ......................       $1,242        $1,013        $  988
  60 to 89 days ......................          647           640           542
  90 or more days ....................          724           502           661
                                             ------        ------        ------

      Total delinquent loans .........       $2,613        $2,155        $2,191
                                             ------        ======        ======

Ratio of total delinquent loans
 to total loans ......................         2.59%         2.46%         2.73%

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

         The following table sets forth information with respect to the Association's non-performing assets at the dates indicated:

                                                                    June 30,
                                                            ------------------------
                                                            1998      1997      1996
                                                            ----      ----      ----
                                                              (Dollars In Thousands)
Nonaccrual loans:
  Residential mortgage loans .........................      $635      $255      $614
  Nonresidential mortgage loans ......................        17        18        19
  Consumer loans .....................................       --        --        --
                                                            ----      ----      ----

    Total nonaccrual loans ...........................       652       273       633

Accruing loans contractually past due 90 days or more:
  Residential mortgage ...............................        36       229       --
  Nonresidential mortgage ............................       --        --        --
  Consumer loans .....................................        36       --         28
                                                            ----      ----      ----
  Total accruing loans contractually past
   due 90 days or more ...............................        72       229        28
                                                            ----      ----      ----
Total non-performing loans ...........................       724       502       661
Real estate acquired in
 settlement of loans (net) ...........................       189       109       148
                                                            ----      ----      ----

     Total non-performing
      assets .........................................      $913      $611      $809
                                                            ----      ====      ====

         During the periods shown, the Association had no restructured loans within the meaning of SFAS No. 15. At June 30, 1998, there were no loans other than those disclosed in the table above about which management has concerns as to the ability of the borrowers to comply with repayment terms.

         On July 1, 1995, the Association adopted SFAS Nos. 114 and 118 Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. At June 30, 1998 and during the year ended June 30, 1998, the Association had no impaired loans.

         For the years ended June 30, 1998, 1997 and 1996, the income that would have been recorded had the non-accrual loans not been in a non-performing status totalled $72,000, $50,000, and $36,000, respectively, compared to actual income recorded of $26,000, $25,000, and $18,000, respectively.

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

         At June 30, 1998, 1997 and 1996, the aggregate amounts of the Association's classified assets were as follows:

                                                           June 30,
                                              ----------------------------------
                                                1998         1997           1996
                                              ----------------------------------
                                                     (Dollars in Thousands)
Classified assets:
  Special mention ...................         $  755         $--          $  671
  Substandard .......................            913          611            809
  Doubtful ..........................           --            --            --
  Loss ..............................           --            --            --
                                              ------         ----         ------

      Total classified assets .......         $1,668         $611         $1,480
                                              ======         ====         ======

General loans loss allowance ........         $  186         $180         $  158
                                              ======         ====         ======

         The Association is required to establish general allowances for loan losses for assets classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. As of the date of its most recent examination, the Association had no disagreement with the Office of Thrift Supervision as to asset classifications.

         The following tables set forth an analysis of the Association's allowances for loan losses for the periods indicated:

                                                                 Years Ended June 30,
                                                        -----------------------------------
                                                          1998          1997          1996
                                                        -------       -------       -------
                                                                (Dollars in Thousands)
Balance of allowance at beginning of period ......      $   180       $   158       $   138
Add: Recoveries on loans previously charged off ..           --            --            --

Less: Charge-offs--residential real estate loans .           --            --            --
                                                                      -------       -------

Net charge-offs ..................................           --            --            --
                                                        -------       -------       -------

Provision for losses on loans ....................            6            22            20
                                                        -------       -------       -------

Balance of allowance at end of period ............      $   186       $   180       $   158
                                                        =======       =======       =======

Net charge-offs to total average loans outstanding
 for period ......................................           --            --            --

Allowance at end of period to net loans receivable
 at end of period ................................         0.19%         0.21%         0.20%

Non-performing assets to total assets ............         0.78          0.59          0.92

Non-performing loans to total loans ..............         0.72          0.58          0.83

Allowance to non-performing loans ................        25.69         35.86         23.90

                                            1998                        1997                         1996
                                  -------------------------     ------------------------      ------------------------
                                                Percent of                   Percent of                   Percent of
                                                 loans in                     loans in                     loans in
                                                   each                         each                         each
                                                category to                 category to                    category to
                                   Amount       total loans      Amount     total loans        Amount      total loans
                                                                     (Dollars in Thousands)
Balance at end of period
 applicable to:
Residential ..................      $ 76          81.82%         $ 45          84.79%           $ 37          85.39%
Commercial real estate
 and land ....................         3           8.79             3           8.51              --            9.31
Construction loans ...........        --           3.96            --           2.16              --            1.56
Home equity and consumer loans        43           5.43            23           4.54              17            3.74
Unallocated ..................        64             --           109             --             104              --
                                    ----         ------          ----         ------            ----          ------
    Total ....................      $186         100.00%         $180         100.00%           $158          100.00%
                                    ====         ======          ====         ======            ====          ======

Investment Activities

         OTS regulations require that the Association maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, deposits with the Federal Home Loan Bank ("FHLB") of Indianapolis, bankers' acceptances, and federal funds. The Association is also permitted to make investments in certain commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal regulations. The Association considers all its investment and mortgage-backed securities to be available for sale and pursuant to the requirements of SFAS No. 115 these securities are reported at fair value.

         The following tables set forth information regarding the Association's investment portfolio at the dates indicated.

                                                     1998                          1997                         1996
                                             -----------------------        ---------------------       ----------------------
                                             Book                           Book                         Book
                                             Value       % of Total         Value      % of Total        Value      % of Total
                                             -----       ----------         -----      ----------        -----      ----------
                                                                           (Dollars in Thousands)
Interest-bearing deposits with banks         $  215         100.00%         $  100       100.00%        $   100        100.00%
                                             ======         ======          ======       ======         =======        ======

Investment securities:
  Federal agencies ..............            $   --           0.00%         $   --         0.00%        $  250          23.54%
  Municipals ....................                22           1.78              42         4.36             62           5.84
 Marketable equity securities ...               290          23.50              --           --             --             --
                                             ------         ------          ------       ------         ------         ------
      Total investment securities               312          25.28              42         4.36            312          29.38

FHLB stock ......................               922          74.72             922        95.64            750          70.62
                                             ------         ------          ------       ------         ------         ------

      Total investment securities
       and FHLB stock ...........            $1,234         100.00%         $  964       100.00%        $1,062         100.00%
                                             ======         ------          ======       ======         ======         ======

         The composition and maturities of the available for sale securities portfolio at June 30, 1998, excluding marketable equity securities FHLB of Indianapolis stock, are indicated in the following table.

                                                                          June 30, 1998
                                          Less Than      1 to 5        5 to 10        Over 10
                                           1 Year         Years         Years          Years      Total Investment   Securities
                                         Book Value     Book Value     Book Value    Book Value     Book Value       Fair Value
                                         ----------     ----------     ----------    ----------     ----------       ----------
                                                                     (Dollars in Thousands)
Total investment securities --
  municipals........................        $  22          $---           $---          $---          $  22             $  22
                                            =====          ====           ====          ====          =====             =====

Weighted average yield..............        7.00%            0%              0%            0%          7.00%
                                            =====          ====           ====          ====          =====

Deposits and Borrowings

         General. Deposits have traditionally been the primary source of the Association's funds for use in lending and other investment activities. In addition to deposits, the Association derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Borrowings from the FHLB of Indianapolis are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Deposits are attracted principally from within the Association's primary market area through the offering of a selection of deposit instruments, including NOW accounts, regular passbook savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established on a periodic basis by the Association's chief executive officer, subject to review by the Board of Directors, based on the Association's liquidity requirements, growth goals and interest rates paid by competitors. The Association does not presently use brokers to attract deposits.

         The Association's deposits as of June 30, 1998 were represented by the various types of savings programs described below:

  Weighted
   Average                                                                                Balance          Percent
  Interest      Term                                             Minimum                  June 30,         of Total
    Rate       (Months)           Category                        Amount                    1998           Deposits
    ----       --------           --------                        ------                    ----           --------
                                                                                      (In Thousands)
   3.00%                       NOW accounts                         N/A                   $ 3,762              4.48%
   4.36                        Regular savings                      N/A                     7,967              9.49
   3.80                        Money market demand accounts         N/A                     5,804              6.91
   ---                         Demand accounts                      N/A                     1,865              2.22
                                                                                          -------            ------
                                                                                           19,398             23.10
                                                                                          -------            ------
   5.81          18            IRA fixed rate and term              500                     2,228              2.65
   5.51          30            IRA fixed rate and term              500                       100              0.12
   4.14           3            Fixed rate and term                  N/A                        25              0.03
   5.15           6            Fixed rate and term                  N/A                     3,981              4.74
   5.58          12            Fixed rate and term                  N/A                    11,064             13.17
   5.57          18            Fixed rate and term                  N/A                     6,162              7.34
   5.95          24            Fixed rate and term                  N/A                     6,517              7.76
   5.96          30            Fixed rate and term                  N/A                     6,325              7.53
   6.03          36            Fixed rate and term                  N/A                     2,836              3.38
   6.24          48            Fixed rate and term                  N/A                     2,523              3.00
   6.19          60            Fixed rate and term                  N/A                     9,227             10.99
   6.25           3            Fixed rate and term                  N/A                       359              0.43
   5.69                        Various Public funds                 N/A                    13,237             15.76
                                                                                          -------           -------
                                                                                           64,584             76.90
                                                                                          -------           -------
                                                                                          $83,982            100.00%
                                                                                          =======           =======

         The following table presents the certificates of deposit issued by Montgomery, classified by rates at the dates indicated:

                                                        June 30,
                                       -----------------------------------------
                                         1998             1997            1996
                                       -------          --------         -------
                                                    (In Thousands)

4.00% and below .............          $  --            $  --            $   136
4.01 to 6.00% ...............           45,810           31,664           31,059
6.01 to 8.00% ...............           18,766           23,341           23,323
8.01 to 10.00% ..............                8                8               17
                                       -------          -------          -------
                                       $64,584          $55,013          $54,535
                                       =======          =======          =======

         The  following   table  presents  the  amount  and  maturities  of  the
certificates of deposit at June 30, 1998:

                                                               Two To                                               Percent of
                                 Less Than      One To         Three       Three To                                    Total
                                 One Year      Two Years       Years      Four Years    Thereafter       Total     Certificates
                                 --------      ---------       -----      ----------    ----------       -----     ------------
                                                                         (Dollars in Thousands)
Certificate maturities
at June 30, 1998:
  4.01 to 6.00%............       $33,690       $ 8,593        $1,321        $1,219        $  987       $45,810        70.93%
  6.01 to 8.00%............         9,280         6,762         1,739           247           738        18,766        29.06
  8.01 to 10.00%...........             8           ---           ---           ---           ---             8         0.01
                                  -------       -------        ------        ------        ------       -------       -------
                                  $42,978       $15,355        $3,060        $1,466        $1,725       $64,584       100.00%
                                  =======       =======        ======        ======        ======       =======       ======

         The  following   table   presents  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 1998 (dollars in thousands):



Three months or less                                          $  6,983
Four through six months                                          2,685
Seven through twelve months                                     10,288
Over twelve months                                               3,629
                                                              --------
TOTAL                                                         $ 23,585
                                                              ========

         The following table presents the change in dollar amount of deposit accounts by savings type for years ended June 30, 1998, 1997 and 1996.

                                                                             June 30,
                            --------------------------------------------------------------------------------------------------------
                                         1998                                 1997                              1996
                            -------------------------------   ---------------------------------    ---------------------------------
                                                  Increase                             Increase                             Increase
                                      Percent of     or                   Percent of      or                   Percent of      or
                            Amount       Total    Decrease      Amount      Total      Decrease      Amount      Total      Decrease
                            ------       -----    --------      ------      -----      --------      ------      -----      --------
                                                                      (Dollars in Thousands)

Demand accounts ......      $ 1,865       2.22%   $    700     $ 1,165       1.63%     $   552      $   613        0.88%   $   130
NOW accounts .........        3,762       4.48         222       3,540       4.97          962        2,578        3.70        569
Regular savings ......        7,967       9.49       3,562       4,405       6.18         (543)       4,948        7.10        (87)
Money market demand
 accounts ............        5,804       6.91      (1,338)      7,142      10.02          107        7,035       10.09       (252)
Certificate of deposit       64,584      76.90       9,571      55,013      77.20          478       54,535       78.23      1,063
                            -------     ------    --------     -------     ------      -------      -------      ------    -------

     Total ...........      $83,982     100.00%   $ 12,717     $71,265     100.00%     $ 1,556      $69,709      100.00%   $ 1,423
                            =======     ======    ========     =======     ======      =======      =======      ======    =======

         The  following   table  sets  forth  the  savings   activities  of  the
Association for the periods indicated:

                                                               Years Ended June 30,
                                                      --------------------------------------
                                                        1998           1997           1996
                                                      -------        -------         -------
                                                              (Dollars in Thousands)
Balance, beginning of period................          $71,265        $69,709         $68,286
                                                      -------        -------         -------

Net (decrease) increase before
 interest credited..........................            8,738         (2,238)         (2,429)
Interest credited...........................            3,979          3,794           3,852
                                                      -------      ---------        --------
    Net increase in deposits................           12,717          1,556           1,423
                                                       ------      ---------        --------

Balance, end of period......................          $83,982        $71,265         $69,709
                                                      =======        =======         =======

         Deposit flows historically have been related to general economic conditions. To resist these historical trends, the Association, as well as the thrift industry as a whole, has increasingly relied on short-term certificate accounts and other deposit alternatives that are more responsive to market conditions than passbook accounts and long-term certificates. This greater variety of deposit accounts has allowed the Association to be more competitive in obtaining funds. At the same time, however, these sources of funds can be more costly than traditional sources. In addition, the Association at times has become increasingly subject to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The ability of the Association to attract and maintain savings deposits and the Association's cost of funds have been, and will continue to be, significantly affected by money market conditions. The Association continues to rely upon its core deposits to support its operations.

         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions.

         As a member in good standing of the FHLB of Indianapolis, the Association is authorized to apply for advances from the FHLB of Indianapolis, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If a savings institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If a savings institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1998, the Association was in compliance with the QTL Test.

         The following table sets forth the maximum amount of the Association's FHLB advances during the years ended June 30, 1998, 1997and 1996 along with the balance of FHLB advances outstanding at the end of each such period:

                                                   Years Ended June 30,
                                          -------------------------------------
                                           1998           1997           1996
                                           ----           ----           ----
                                                 (Dollars in Thousands)
Maximum balance outstanding
 at any month end .................       $11,261        $12,000        $10,500

Period end balance ................        11,261         11,428          8,000

Weighted average interest rate
 of FHLB advances at period
 end ..............................          5.88%          5.98%          5.76%

Market Area and Competition

         The Association's market area consists of Montgomery, Fountain, and Warren Counties, Indiana. The home office of the Association is located in Crawfordsville, Montgomery County, Indiana. The Association has branch offices in Fountain and Warren Counties. The Association's market area is characterized by a lower growth rate in population, moderately lower than average levels of household income, much lower housing values and a moderately lower unemployment level. The market area's strongest employment categories are manufacturing, services and wholesale/retail trade with a lower level of residents employed in the agriculture and mining industry category. The major employers in the Association's market area are: R. R. Donnelley & Sons (2,000 employees), Raybesto Products (802 employees), Hi-Tek Lithonia Light (575 employees), NUCOR Steel (480 employees), H-C Industries (425 employees), ATAPCO (Crawfordsville) (332 employees), Mid- States (283 employees), Heritage Products (265 employees) and Pace Dairy Foods (300 employees).

         The Association competes for deposits with other savings institutions, commercial banks and credit unions in its market area. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Association competes with other savings institutions, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         On June 30, 1998, the latest date for which such data is available, there were approximately 13 different commercial banks and savings institutions which had a total of 36 offices in Montgomery, Fountain and Warren counties. According to information provided by the FDIC, these institutions held approximately $775.3 million in deposits in those 36 banking offices. The Association held approximately 9.2% of those deposits. Similar information is not readily available for loans.

         The number and size of financial institutions competing with the Association may increase as a result of changes in federal statutes and regulations. Such increased competition may have an adverse effect upon the Association.

MSA SERVICE CORP

         MSA, a real estate management company, is wholly owned by the Association. MSA owns a residential complex, comprised of an 8-unit apartment and an adjacent single-family residence, which is currently being converted to condominiums.

         At June 30, 1998, MSA had total assets of $506,000, liabilities of $92,000, and net worth of $414,000. MSA had net income (loss) of $(8,000) and $25,000 for the years ended June 30, 1998 and 1997, respectively.

                                   REGULATION

General

         The Association is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Association was as of March 2, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1998, was $31,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $2.4 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

         The Association is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

         Legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $428,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Montgomery's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Association's deposit insurance premiums was reduced to .0648% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. MSA Service Corp is an excludable subsidiary.

         At June 30, 1998, the Association had tangible capital of $15.6 million, or 13.4% of total assets, which is approximately $13.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Association had no intangibles which were subject to these tests.

         At June 30, 1998, the Association had core capital equal to $15.6 million, or 13.4% of adjusted total assets, which is $12.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, the Association had $186,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. As of June 30, 1998, the Association had a $1.2 million exclusion from capital for real estate held for investment.

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

         On June 30, 1998, the Association had total risk-based capital of $14.6 million (including $15.6 million in core capital plus $186,000 in qualifying supplementary capital, less $1.2 million in real estate held for investment) and risk-weighted assets of $69.7 million; or total capital of 20.9% of risk-weighted assets. This amount was $9.0 million above the 8% requirement in effect on that date.

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

         Generally, savings associations such as the Association, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the Association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its divided authority restricted by the OTS. The Association may pay dividends in accordance with this general authority.

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

Liquidity

         All savings associations, including the Association, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Montgomery includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of either liquid asset ratio. At June 30, 1998, the Association was in compliance with this requirement, with liquid asset ratio of 11.56%.

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

Qualified Thrift Lender Test

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Association met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Montgomery. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The Association was examined for CRA compliance in 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the Association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Association is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1998, the Association had $921,500 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.37% and were 8.03% for fiscal year 1998.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

         For the year ended June 30, 1998, dividends paid by the FHLB of Indianapolis to the Association totalled $74,000, which constituted a $14,000 increase over the amount of dividends received in fiscal year 1997. The $74,000 dividend for the twelve months ended June 30, 1998 reflected an annualized rate of 8.03%, or 0.19% above the rate for fiscal 1997.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Association's Excess for tax purposes totalled approximately $232,000.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company and the Association have not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company or the Association.

         Indiana Taxation. The Company and the Association are subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Association's state income tax returns have not been audited in recent years.

Executive Officers

         The following table sets forth certain information relating to the executive officers of Montgomery as of June 30, 1998.



    Name                      Age             Offices Held
    ----                      ---             ------------

Earl F. Elliott                64     President, Chief Executive Officer
J. Lee Walden                  50     Vice President and Chief Financial Officer
Nancy L. McCormick             42     Secretary and Treasurer


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

         The employment agreements each provide for payment in an amount equal to 299% of the five-year annual average base compensation, in the event a "change of control" of the Association where employment involuntarily terminates in connection with such change in control or within twelve months thereafter. For the purposes of the employment agreements, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. ss. 574.3 or 4. Such events are generally triggered prior to the acquisition or control of 10% of the Company's Common Stock. If the employment of Chief Executive Officer Elliott or President Walden had been terminated as of June 30, 1998 under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump sum cash payment of approximately $268,000 and $187,000, respectively. The agreements also provide for the continued payment to each employee of health benefits for the remainder of the term of their contract in the event such individual is involuntarily terminated in the event of change in control.

         For   information   concerning   the  Directors  of   Montgomery,   see
Montgomery's Proxy Statement.

Employees

         At June 30, 1998, Montgomery had 32 full-time equivalent employees. Montgomery believes that relations with its employees are excellent. Montgomery offers life, health, and disability insurance benefits and a 401(k) retirement plan. None of the employees of Montgomery is represented by a collective bargaining unit.

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

         The Williamsport office, owned by Montgomery, has 2,300 square feet of office space and an additional 1,800 square feet of storage space on the second floor. The Covington office is leased from an independent lessor and contains approximately 1,600 square feet of office space, all but one office of which is used by Montgomery. Montgomery also owns two buildings adjacent to its main office for future expansion, both of which are leased to unaffiliated businesses. The net book value of the buildings, furniture, fixtures and various bookkeeping, accounting and data processing equipment was $2.0 million at June 30, 1998. See "Real Estate Owned" and "Premises and Equipment" in the Notes to Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, Montgomery is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans. Montgomery is not aware of any potential litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         Page 47 of the attached 1998 Annual Report to Stockholder is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Pages 7 to 21 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Pages 22 to 44 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

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

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


                                                                  Reference to
                                                                 Prior Filing or
  Regulation S-B                                                  Exhibit Number
  Exhibit Number                         Document                Attached Hereto
  --------------                         --------                ---------------

       2.      Plan of Acquisition, Reorganization, Arrangement,       None
               Liquidation or Succession
       4.1     Articles of Incorporation and                             *
               amendments thereto
       4.2     Bylaws                                                    *
       9.      Voting Trust Agreement                                  None
      10.      Executive Compensation Plans and Arrangements:
      10.1     Form of Stock Option and Incentive                        *
      10.2     Form of Employment Agreement with Earl F. Elliott         *
      10.3     Form of Employment Agreement with J.Lee Walden            *
      10.4     Employee Stock Ownership Plan                             *
      10.5     Management  Recognition  and Retention Plan               *
      11       Statement re computation of per share earnings          None
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


         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MONTGOMERY FINANCIAL CORPORATION


Date:  September 28, 1998                     By:   /s/ Earl F. Elliott
                                                    -------------------
                                                    Earl F. Elliott, President

In accordance with Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  September 28, 1998              /s/ Earl F. Elliott
                                       --------------------
                                       Earl F. Elliott, President and Director
                                       (Principal Executive Officer)


Date:  September 28, 1998              /s/ J. Lee Walden
                                       -----------------
                                       J. Lee Walden, Chief Financial
                                       Officer and  Director
                                       (Principal Financial and Accounting
                                       Officer)


Date:
                                       ------------------
                                       Mark E. Foster, Director


Date:  September 28, 1998              /s/ C. Rex Henthorn
                                       -------------------
                                       C. Rex Henthorn, Director


Date:  September 28, 1998              /s/ Joseph M. Malott
                                       --------------------
                                       Joseph M. Malott, Director


Date:  September 28, 1998              /s/ John E. Woodward
                                       --------------------
                                       John E. Woodward, Director


Date:  September 28, 1998              /s/ Robert C. Wright
                                       --------------------
                                       Robert C. Wright, Director