Form 10QSB
period 1998-09-30
MONTGOMERY FINANCIAL CORP
filed 1998-11-10
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


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

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1998, there were 1,621,681 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of September 30, 1998 and June 30, 1998

         Consolidated Condensed Statement of Income for the Three
         Months Ended September 30, 1998 and 1997

         Consolidated Condensed Statement of Cash Flows for the
         Three Months Ended September 30, 1998 and 1997

         Consolidated Condensed Statement of Changes in Stockholders' Equity for the Three Months Ended September 30, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                   Consolidated Condensed Statement of Financial Condition
                                         (Unaudited)

                                                           September 30,          June 30,
                                                           -------------       -------------
                                                                 1998               1998
                                                           -------------       -------------
Assets
  Cash ..............................................      $     294,589       $     326,922
  Short-term interest-bearing deposits ..............          8,017,464          10,569,823
                                                           -------------       -------------
         Total cash and cash equivalents ............          8,312,053          10,896,745
  Interest-bearing deposits .........................            215,000             215,000
  Securities available for sale .....................            731,874             311,967
  Loans .............................................        104,578,380         100,395,554
  Allowance for loan losses .........................           (201,000)           (186,000)
                                                           -------------       -------------
       Net loans ....................................        104,377,380         100,209,554
      Real estate owned and held for development, net          1,306,829           1,468,199
  Premises and equipment ............................          2,257,620           2,001,544
  Federal Home Loan Bank stock ......................            963,100             921,500
  Interest receivable ...............................            851,275             843,799
  Other assets ......................................            326,326             294,324
                                                           -------------       -------------

         Total assets ...............................      $ 119,341,457       $ 117,162,632
                                                           =============       =============
Liabilities
  Deposits
      Noninterest bearing ...........................      $   2,121,751       $   1,864,658
         Interest bearing ...........................         80,911,995          82,117,324
                                                           -------------       -------------
                Total deposits ......................         83,033,746          83,981,982
  Federal Home Loan Bank advances ...................         14,260,715          11,260,715
  Interest payable ..................................            619,918             538,451
  Deferred tax liability ............................            368,605             371,197
  Other liabilities .................................            918,299             945,136
                                                           -------------       -------------

         Total liabilities ..........................         99,201,283          97,097,481
                                                           =============       =============

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                   Consolidated Condensed Statement of Financial Condition
                                         (Unaudited)

                                                           September 30,          June 30,
                                                           -------------       -------------
                                                                 1998               1998
                                                           -------------       -------------
Stockholders' Equity
    Preferred stock, $.01 par value
        authorized and unissued--2,000,000 shares
  Common stock, $.01 par value--8,000,000 shares
      authorized;  1,642,381 and 1,653,032 issued ...             16,424              16,530

  Paid-in capital ...................................         13,480,086          13,571,387
  Retained earnings - substantially restricted ......          7,921,374           7,782,192
   Unearned ESOP shares--121,968 and 123,080 ........         (1,208,550)         (1,230,802)
  Unearned compensation .............................           (119,559)           (128,507)
   Accumulated other comprehensive income ...........             50,399              54,351
                                                           -------------       -------------

         Total stockholders' equity .................         20,140,174          20,065,151
                                                           -------------       -------------

         Total liabilities and stockholders' equity .      $ 119,341,457       $ 117,162,632
                                                           =============       =============



See notes to Consolidated Condensed Financial Statements.

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                          Consolidated Condensed Statement of Income
                                         (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                            --------------------------------
                                                                1998                 1997
                                                            -----------          -----------
Interest and Dividend Income
  Loans ...........................................         $ 2,100,016          $ 1,854,433
  Investment securities ...........................               3,497                  567
  Deposits with financial institutions ............             110,558              114,746
  Federal Home Loan Bank stock ....................              18,715               19,163
                                                            -----------          -----------
       Total interest and dividend income .........           2,232,786            1,988,909
                                                            -----------          -----------

Interest Expense
  Deposits ........................................           1,099,583              956,764
  Federal Home Loan Bank advances .................             166,173              145,160
                                                            -----------          -----------
       Total interest expense .....................           1,265,756            1,101,924
                                                            -----------          -----------

Net Interest Income ...............................             967,030              886,985
  Provision for losses on loans ...................              15,000                3,000
                                                            -----------          -----------

Net Interest Income After
  Provision for Losses on Loans ...................             952,030              883,985
                                                            -----------          -----------
Other Income
  Service charges on deposit accounts .............              10,618                7,238
  Net appraisal income (expense) ..................               1,405               (1,054)
  Other income ....................................               1,751                1,318
                                                            -----------          -----------
       Total other income .........................              13,774                7,502
                                                            -----------          -----------

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                          Consolidated Condensed Statement of Income
                                         (Unaudited)
                                         (continued)

                                                                    Three Months Ended
                                                                       September 30,
                                                            --------------------------------
                                                                1998                 1997
                                                            -----------          -----------
Other Expenses
  Salaries and employee benefits ..................             283,915              275,858
  Net occupancy expense ...........................              27,529               26,186
  Equipment expense ...............................              46,557               35,333
  Data processing expense .........................              35,853               27,958
  Deposit insurance expense .......................              12,497               11,428
  Real estate operations, net .....................              (5,243)             (10,685)
  Advertising expense .............................              11,292                8,599
  Other expenses ..................................             123,876              114,183
                                                            -----------          -----------
           Total other expenses ...................             536,276              488,860
                                                            -----------          -----------

Income Before Income Tax ..........................             429,528              402,627
  Income tax expense ..............................             174,500              177,050
                                                            -----------          -----------

Net Income ........................................         $   255,028          $   225,577
                                                            ===========          ===========

Net Income Per Share
  Basic ...........................................         $      0.17          $      0.15
  Diluted .........................................                0.17                 0.15

Dividends Per Share ...............................               0.055                0.055



See Notes to Consolidated Condensed Financial Statements.

                       MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                   Crawfordsville, Indiana

                        Consolidated Condensed Statement of Cash Flows
                                         (Unaudited)


                                                                      Three Months Ended
                                                                         September 30,
                                                               ------------------------------
                                                                   1998              1997
                                                               -----------       -----------
Operating Activities

  Net income ............................................      $   255,028       $   225,577
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses .........................           15,000             3,000
      Depreciation ......................................           51,402            50,450

      ESOP stock amortization ...........................           25,149            19,837

      Amortization of unearned compensation .............            2,170
      Change in
          Interest receivable ...........................           (7,476)          (35,144)
          Interest payable ..............................           81,467            63,326
          Other assets ..................................          (32,002)          (26,265)
           Other liabilities ............................          (19,466)          136,418
                                                               -----------       -----------

          Net cash provided by operating activities .....          371,272           437,199
                                                               -----------       -----------

Investing Activities

  Proceeds from paydowns of securities
      available for sale ................................           10,805            10,087
  Purchase of securities available for sale .............         (437,258)
  Net change in loans ...................................       (4,295,017)       (3,682,301)
  Additions to real estate owned and held for investment           (21,785)          (39,824)
  Proceeds from real estate owned sales .................          286,722
  Purchases of premises and equipment ...................         (298,854)          (77,656)
  Purchase of FHLB of Indianapolis stock ................          (41,600)
                                                               -----------       -----------

          Net cash used by investing activities .........       (4,796,987)       (3,789,694)
                                                               -----------       -----------

                         MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                     Crawfordsville, Indiana

                         Consolidated Condensed Statement of Cash Flows
                                           (Continued)


                                                                      Three Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                     1998              1997
                                                                ------------       ------------
Financing Activities

  Net change in
       Noninterest-bearing, interest-bearing demand and
          savings deposits ...............................      $    890,453       $  1,472,058
      Certificates of deposit ............................        (1,838,689)          (330,481)
  Proceeds from FHLB advances ............................         4,000,000
   Repayment of FHLB advances ............................        (1,000,000)        (3,000,000)
  Stock purchase .........................................          (119,824)
  Dividends paid .........................................           (90,917)
                                                                ------------       ------------

          Net cash provided (used) by financing activities         1,841,023         (1,858,423)
                                                                ------------       ------------



Net Change in Cash and Cash Equivalents ..................        (2,584,692)        (5,210,918)

Cash and Cash Equivalents, Beginning of Period ...........        10,896,745         11,594,772
                                                                ------------       ------------

Cash and Cash Equivalents, End of Period .................      $  8,312,053       $  6,383,854
                                                                ============       ============


Additional Cash Flow and Supplementary Information

  Interest Paid ..........................................      $  1,184,289       $  1,038,598
  Income Tax Paid ........................................           387,733            102,800
  Transfer from Loans to Other Real Estate Owned .........           112,191
  Cash Dividends Payable .................................           83,548             90,917




See Notes to Consolidated Condensed Financial Statements

                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (Unaudited)


                                            Common Stock
                                      ----------------------       Paid-in       Comprehensive           Retained      Unearned
                                        Shares       Amount        Capital           Income              Earnings     ESOP Shares
                                      ---------    ---------    ------------      -----------          -----------    -----------
Balance July 1, 1998 ............     1,653,032    $  16,530    $ 13,571,387                           $ 7,782,192    $(1,230,802)

Net income for the three months
    ended September 30, 1998 ....                                                 $   255,028              255,028

Other comprehensive income,
    net of tax
    Unrealized loss on securities                                                      (3,952)
                                                                                  -----------
Other comprehensive income ......                                                 $   251,076
                                                                                  ===========
Cash dividends ($.055 per share)                                                                          (83,548)

Stock purchase ..................       (10,651)        (106)        (87,420)                             (32,298)

ESOP shares earned ..............                                      2,897                                               22,252

Amortization of unearned
    compensation expense ........                                     (6,778)

                                      ---------    ---------    ------------      -----------         -----------     -----------
Balance September 30, 1998 ......     1,642,381    $  16,424    $ 13,480,086                          $ 7,921,374     $(1,208,550)
                                      =========    =========    ============      ===========         ===========     ===========

                     MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                 Crawfordsville, Indiana

           Consolidated Condensed Statement of Changes in Stockholders' Equity
                                       (Unaudited)


                                                        Accumulated
                                                           Other
                                      Unearned         Comprehensive
                                     Compensation          Income             Total
                                     ------------          ------             -----
Balance July 1, 1998 ............      $(128,507)          $54,351          $20,065,151

Net income for the three months
    ended September 30, 1998 ....                                               255,028

Other comprehensive income,
    net of tax
    Unrealized loss on securities                           (3,952)              (3,952)

Other comprehensive income ......
Cash dividends ($.055 per share)                                                (83,548)

Stock purchase ..................                                              (119,824)

ESOP shares earned ..............                                                25,149

Amortization of unearned
    compensation expense ........          8,948                                  2,170
                                       ---------           -------          -----------

Balance September 30, 1998 ......      $(119,559)          $50,399          $20,140,174
                                       =========           =======          ===========

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of September 30, 1998, results of operations for the three month periods ending September 30, 1998 and 1997, and cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 1999.


Net Income Per Share

Net income per share for the three month periods ended September 30, 1998 and 1997, are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                    September 30, 1998                          September 30, 1997
                                     -------------------------------------       -------------------------------------
                                                  Weighted         Per                        Weighted          Per
                                                  Average         Share                       Average          Share
                                      Income       Shares         Amount          Income        Shares         Amount
                                     --------     ---------     ----------       --------     ---------     ----------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $255,028     1,519,870     $     0.17       $225,577     1,520,063     $     0.15
                                                                ==========                                  ==========
Effect of Dilutive Stock Options
   and Grants ..................            0        14,403                             0        16,047
                                     --------     ---------     ----------       --------     ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $255,028     1,534,273     $     0.17       $225,577     1,536,110     $     0.15
                                     ========     =========     ==========       ========     =========     ==========

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

          Financial Condition. Montgomery's total assets were $119.3 million at September 30, 1998, an increase of $2.1 million, or 1.9 percent from June 30, 1998. During this three month period interest-earning assets increased $2.1 million, or 1.9 percent. Short-term interest-earning deposits decreased $2.6 million, or 24.1 percent primarily due to the use of liquidity to fund loan growth. Loans increased $4.2 million, or 4.2 percent, which is the approximate increase budgeted for the current year-to-date. Deposits decreased $948,000, or
1.1 percent and FHLB advances increased $3.0 million, or 26.6 percent, causing a net increase in interest-bearing liabilities of 2.2 percent. The increase in borrowings was primarily used to fund loan growth.

          Capital and Liquidity. At September 30, 1998, stockholders' equity was $20,140,000 or 16.9 percent of total assets, compared with stockholders' equity of $20,065,000, or 17.1 percent, at June 30, 1998. The Association continues to exceed all minimum regulatory capital requirements. At September 30, 1998, the Association's tangible and core capital was $15,813,000, or 13.4 percent of tangible assets, $14,075,000 in excess of the 1.5 percent minimum required tangible capital and $11,097,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $15,097,000, or 20.6 percent of risk-weighted assets, $9,233,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Association's average liquidity ratio for the three months ended September 30, 1998, was 8.9 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At September 30, 1998, the Association's total assets were $119.3 million and risk based capital was 20.6 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 1998, the most recent date for which information available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.39 million, which was less than $3.46 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on June 30, 1998 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $535,000.

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

        Presented below, as of June 30, 1998 and June 30, 1997, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at June 30, 1998, and June 30, 1997, the NPV of the Association was $18.9 million and $18.4 million, respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana


                                                At June 30, 1998                     At June 30,1997
      Assumed               Board
    Change in               Limit
  Interest Rates          % Change          $ Change          % Change           $ Change          % Change
  (Basis Points)            in NPV           in NPV            in NPV              in NPV            in NPV
  --------------            ------           ------            ------              ------            ------
                                              (Dollars in Thousands)
        +300                  -60            -5,717               -30              -5,754              -43
        +200                  -50            -3,463               -18              -3,637              -31
        +100                  -30            -1,452                -8              -1,622              -20
           0                    0                 0                 0                   0                0
        -100                  -30            +1,020                +5                +988               +5
        -200                  -50            +1,761                +9              +1,237               +7
        -300                  -60            +2,782               +15              +1,347               +7

          In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 1998, the Association would experience a 15% increase in NPV in a declining rate environment and a 30% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the decreased level of interest rate risk experienced by the Association in recent periods was primarily due to the interest rate on interest-earning assets increasing more than the interest rate on interest-bearing liabilities due to the increase in fixed rate residential mortgage loans and non-residential loans, which generally carry a higher rate of interest than one year adjustable rate loans.

          Results of Operations. Montgomery's net income for the three months ended September 30, 1998, was $255,000 compared to $226,000 for the three months ended September 30, 1997, an increase of $29,000. Net interest income increased $80,000, or 9.0 percent, primarily due to an increase in average interest-earning assets of $13.9 million, or 14.2 percent. Average interest-earning assets were $111.2 million for the three months ended September 30, 1998 compared to $97.3 million for the 1997 period. Average interest-bearing liabilities increased $13.6 million from $78.7 million to $92.3 million during the comparable periods. Interest rate spread decreased from 2.58 percent for the three months ended September 30, 1997, to 2.54 percent for the three months ended September 30, 1998. Net interest margin decreased from 3.64 percent for the three months ended September 30, 1997 to 3.48 percent for the three months ended September 30, 1998. The provision for losses on loans was $15,000 for the three months ended September 30, 1998, compared to $3,000 for the three months ended September 30, 1997. Non-interest expense was $536,000 for the three months ended September 30, 1998 compared to $489,000 for the 1997 period, an increase of $47,000, or 9.7 percent, primarily due to growth of the Association. Income before income tax was $430,000 for the three months ended September 30, 1998, compared to $403,000 for the three months ended September 30, 1997, an increase of $27,000. Income tax for the three months ended September 30, 1998, was $175,000 compared to $177,000 for the three months ended September 30, 1997.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Interest Income. Montgomery's total interest income for the three months ended September 30, 1998, was $2.2 million, an increase of $244,000, or
12.3 percent, compared to interest income for the three months ended September 30, 1997. This increase was primarily caused by an increase in average interest-earning assets from $97.3 million for the three months ended September 30, 1997, to $111.2 million for the three months ended September 30, 1998, an increase of $13.9 million, or 14.3 percent. Average loans increased from $88.9 million for the 1997 period to $101.7 million for the 1998 period and average interest-earning deposits increased from $7.5 million to $8.3 million and average investment securities increased from $35,000 to $302,000 for the respective periods. The average yield on interest-earning assets was 8.03 percent for the three months ended September 30, 1998, compared to 8.17 percent for the three months ended September 30, 1997. This decrease was primarily caused by a decrease in the average yield on loans from 8.35 percent to 8.26 percent for the current three month period.

          Interest Expense. Interest expense for the three months ended September 30, 1998, was $1.3 million compared to $1.1 million for the 1997 period, an increase of $164,000, or 14.9 percent. Average interest-bearing liabilities increased $13.6 million, or 17.3 percent, from $78.7 million for the three months ended September 30, 1997, to $92.3 million for the three months ended September 30, 1998. The average cost of funds decreased from 5.60 percent to 5.49 percent for the comparable periods and the average cost of deposits decreased from 5.51 percent to 5.41 percent. In addition, the average rate on FHLB advances decreased from 6.22 percent to 6.00 percent for the comparable periods.

          Provision for Losses on Loans. The provision for losses on loans was $15,000 for the three months ended September 30, 1998, compared to $3,000 for the three months ended September 30, 1997. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in allowance for loss accounts. Based on the most recent review, to comply with the current review policy, it was necessary to make the $15,000 provision. Both the $15,000 and the $3,000 provisions for losses were made, primarily due to increased loan growth. Loans delinquent ninety days or more were $417,000 at September 30, 1998, compared to $724,000 at June 30, 1998 and $640,000 at September 30, 1997.
Non-performing loans to total loans at September 30, 1998, was 0.40 percent compared to 0.72 percent at June 30, 1998 and 0.71 percent at September 30, 1997. The allowance for loan losses to non-performing loans was 48.2 percent at September 30, 1998 compared to 25.7 percent at June 30, 1998 and 28.6 percent at September 30, 1997. The allowance to total loans was 0.19 percent at September 30, 1998, 0.19 percent at June 30, 1998 and 0.20 percent at September 30, 1997. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


         Non-Interest Income. Montgomery's other income for the three months ended September 30, 1998, totalled $14,000 compared to $8,000 for the three months ended September 30, 1997, an increase of $6,000, or 83.6 percent. During the comparable periods, service charges on deposit accounts increased $4,000 due to an increase in the number of demand deposit accounts and appraisal income increased $2,000.

         Non-Interest Expense. Montgomery's other expenses for the three months ended September 30, 1998, totalled $536,000, compared to $489,000 for the three months ended September 30, 1997, an increase of $47,000, or 9.7 percent. Salaries and employee benefits increased $8,000 primarily due to an increase in personnel to accommodate growth. Equipment expense increased $11,000 and data processing expense increased $8,000. These increases are generally reflective of Montgomery's growth. Real estate operations net income for the three months ended September 30, 1998, was $5,000 compared to $11,000 for the 1997 comparable period, a decrease of $6,000. This was due to a decrease in net rental income. Advertising expense increased $3,000, or 31.3 percent due to an increased marketing effort to attract new loan and deposit customers. Other expenses increased $10,000, or 8.5 percent, for the three months ended September 30, 1998, compared to the same 1997 period, primarily due to Montgomery's growth.

         Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 1998, was $175,000 compared to $177,000 for the three months ended September 30, 1997, due to the change in taxable income.

         Impact of the Year 2000. Montgomery has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. Montgomery's data processing is performed primarily by outside venders. Montgomery has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to Montgomery. To date, Montgomery anticipates that its primary service provider will complete all reprogramming efforts by March 31, 1999; however, Montgomery will pursue other options if it appears that any vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently Montgomery could incur incremental costs to convert to another vendor or move data processing in house. Montgomery has established a budget of $75,000 for testing and remediation relating to the Year 2000 issue.

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


                                         Montgomery Financial Corporation



Date:  November 10, 1998             By: /s/Earl F. Elliot
                                         -----------------

                                         Earl F. Elliott, President and Chief
                                         Executive Officer



Date:  November 10, 1998             By: /s/J. Lee Walden
                                         ----------------

                                         J. Lee Walden, Vice President and Chief
                                         Financial Officer