Form 10QSB
period 1998-12-31
MONTGOMERY FINANCIAL CORP
filed 1999-02-11
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998


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

                                 (765) 362-4710
                                 --------------
              (Registrant's telephone number, including area code)

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 1998, there were 1,589,681 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of December 31, 1998 and June 30, 1998

         Consolidated Condensed Statement of Income for the Three
         And Six Months Ended December 31, 1998 and 1997

         Consolidated Condensed Statement of Cash Flows for the
         Six Months Ended December 31, 1998 and 1997

         Consolidated Condensed Statement of Changes in Stockholders' Equity for the Six Months Ended December 31, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                     MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                 Crawfordsville, Indiana

                 Consolidated Condensed Statement of Financial Condition
                                       (Unaudited)


                                                         December 31,          June 30,
                                                             1998               1998
                                                        -------------      -------------
Assets
  Cash ............................................     $     214,314      $     326,922
  Short-term interest-bearing deposits ............         8,718,710         10,569,823
                                                        -------------      -------------
         Total cash and cash equivalents ..........         8,933,024         10,896,745
  Interest-bearing deposits .......................           215,000            215,000
  Securities available for sale ...................           641,412            311,967
  Loans ...........................................       105,539,751        100,395,554
  Allowance for loan losses .......................          (211,000)          (186,000)
                                                        -------------      -------------
       Net loans ..................................       105,328,751        100,209,554
  Real estate owned and held for
  development, net ................................         1,281,777          1,468,199
  Premises and equipment ..........................         2,552,096          2,001,544
  Federal Home Loan Bank Stock ....................         1,250,700            921,500
  Interest receivable .............................           882,787            843,799
  Other assets ....................................           383,915            294,324
                                                        -------------      -------------

         Total assets .............................     $ 121,469,462      $ 117,162,632
                                                        =============      =============

Liabilities
  Deposits
      Noninterest bearing .........................     $   1,841,653      $   1,864,658
      Interest bearing ............................        78,430,465         82,117,324
                                                        -------------      -------------
         Total deposits ...........................        80,272,119         83,981,982
  Federal Home Loan Bank advances .................        20,013,302         11,260,715
  Interest payable ................................           647,131            538,451
  Deferred tax liability ..........................           331,203            371,197
  Other liabilities ...............................           515,662            945,136
                                                        -------------      -------------

         Total liabilities ........................       101,779,417         97,097,481
                                                        -------------      -------------

                     MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                 Crawfordsville, Indiana

                 Consolidated Condensed Statement of Financial Condition
                                       (Unaudited)
                                       (continued)


                                                         December 31,         June 30,
                                                             1998               1998
                                                        -------------      -------------
Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,589,681 and 1,653,032 issued .            15,897             16,530
  Paid-in capital .................................        13,041,862         13,571,387
  Retained earnings - substantially restricted ....         7,935,820          7,782,192
   Unearned ESOP shares - 118,630 and 123,080 .....        (1,186,299)        (1,230,802)
   Unearned compensation ..........................          (110,610)          (128,507)
   Accumulated other comprehensive income (loss) ..            (6,625)            54,351
                                                        -------------      -------------

         Total stockholders' equity ...............        19,690,045         20,065,151
                                                        -------------      -------------


         Total liabilities and stockholders' equity     $ 121,469,462      $ 117,162,632
                                                        =============      =============

See notes to Consolidated Condensed Financial Statements.

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana

                                  Consolidated Condensed Statement of Income
                                                 (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                        December 31,                    December 31,
                                              ----------------------------      ----------------------------
                                                  1998             1997             1998             1997
                                              -----------      -----------      -----------      -----------
Interest and Dividend Income
  Loans .................................     $ 2,171,744      $ 1,940,951      $ 4,271,760      $ 3,795,384
  Investment securities .................           5,751              567            9,248            1,134
  Deposits with financial institutions ..          85,360           74,547          195,918          189,292
  Dividend Income .......................          20,933           18,581           39,648           37,744
                                              -----------      -----------      -----------      -----------
       Total interest and dividend income       2,283,788        2,034,646        4,516,574        4,023,554
                                              -----------      -----------      -----------      -----------

Interest Expense
  Deposits ..............................       1,063,559          993,303        2,163,142        1,950,066
 Federal Home Loan Bank advances
                                                  230,489          125,847          396,662          271,008
                                              -----------      -----------      -----------      -----------
   Total interest expense ...............       1,294,048        1,119,150        2,559,804        2,221,074
                                              -----------      -----------      -----------      -----------

Net Interest Income .....................         989,740          915,496        1,956,770        1,802,480
  Provision for losses on loans .........          10,000           25,000            3,000
                                              -----------      -----------      -----------      -----------
Net Interest Income After
  Provision for Losses on Loans .........         979,740          915,496        1,931,770        1,799,480
                                              -----------      -----------      -----------      -----------
Other Income
  Service charges on deposit accounts ...          13,181            8,713           23,799           15,951
  Net appraisal income (expense) ........          (5,940)             111           (4,535)            (943)
  Other income ..........................           1,638            1,063            3,389            2,381
                                              -----------      -----------      -----------      -----------
       Total other income ...............           8,879            9,887           22,653           17,389
                                              -----------      -----------      -----------      -----------
Other Expenses
  Salaries and employee benefits ........         359,398          317,634          643,313          593,492
  Net occupancy expense .................          25,918           25,188           53,447           51,374
  Equipment expense .....................          45,958           37,486           92,515           72,819
  Data processing expense ...............          42,197           29,393           78,050           57,351
  Deposit insurance expense .............          12,695           11,778           25,192           23,206
  Real estate operations, net ...........         (10,954)          (1,719)         (16,197)         (12,404)
Advertising expense .....................          12,221           10,270           23,513           18,869

Other expenses ..........................         139,922          136,811          263,798          250,993
                                              -----------      -----------      -----------      -----------
           Total other expenses .........         627,355          566,841        1,163,631        1,055,700
                                              -----------      -----------      -----------      -----------

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana

                                  Consolidated Condensed Statement of Income
                                                 (Unaudited)
                                                 (continued)



                                                    Three Months Ended                Six Months Ended
                                                        December 31,                    December 31,
                                              ----------------------------      ----------------------------
                                                  1998             1997             1998             1997
                                              -----------      -----------      -----------      -----------
Income Before Income Tax ................         361,264          358,542          790,792          761,169
  Income tax expense ....................         125,390          158,775          299,890          335,825
                                              -----------      -----------      -----------      -----------

Net Income ..............................     $   235,874      $   199,767      $   490,902      $   425,344
                                              ===========      ===========      ===========      ===========



Net Income Per Share:
      Basic .............................     $      0.16      $      0.13      $      0.33      $      0.28
      Diluted ...........................     $      0.16      $      0.13      $      0.32      $      0.28

Dividends Per Share .....................     $     0.055      $     0.055      $     0.110      $     0.110



See Notes to Consolidated Condensed Financial Statements.

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                      Consolidated Condensed Statement of Cash Flows
                                        (Unaudited)



                                                                  Six Months Ended
                                                                      December 31,
                                                                 1998             1997
                                                             -----------      -----------
Operating Activities

  Net income ...........................................     $   490,902      $   425,344
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses ........................          25,000            3,000
      Depreciation .....................................         125,155          102,214
      ESOP stock amortization ..........................          48,762           46,494
      Amortization of unearned compensation ............           4,341
      Change In
          Interest receivable ..........................         (38,988)         (80,294)
          Interest payable .............................         108,680          156,955
          Other assets .................................         (89,591)         (53,275)
          Other liabilities ............................        (419,220)          21,678
                                                             -----------      -----------

             Net cash provided by operating activities .         255,041          622,116
                                                             -----------      -----------


Investing Activities

  Proceeds from paydowns of
      securities available for sale ....................          10,805           10,087
   Purchase of securities available for sale ...........        (441,220)        (200,000)
  Net change in loans ..................................      (5,256,388)      (6,987,383)
  Additions to real estate owned and held for investment         (46,308)         (75,460)
  Proceeds from Real Estate Owned Sales ................         319,222           52,795
  Purchases of premises and equipment ..................        (650,008)        (178,726)
  Purchase of FHLB of Indianapolis stock ...............        (329,200)

             Net cash used by investing activities .....      (6,393,097)      (7,476,687)
                                                             -----------      -----------


                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                      Consolidated Condensed Statement of Cash Flows
                                        (Continued)



                                                                  Six Months Ended
                                                                     December 31,
                                                                1998              1997
                                                            ------------      ------------
Financing Activities

  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits ............................     $  1,960,057      $    993,652
      Certificates of deposit .........................       (5,669,920)        3,885,823
  Proceeds from FHLB advances .........................       11,000,000         2,000,000
  Repayment of FHLB advances ..........................       (2,247,413)       (5,167,658)
  Stock purchase ......................................         (693,924)

  Dividends paid ......................................         (174,465)          (90,917)
                                                            ------------      ------------

             Net cash provided by financing activities         4,174,335         1,620,900
                                                            ------------      ------------


Net Change in Cash and Cash Equivalents ...............       (1,963,721)       (5,230,671)

Cash and Cash Equivalents, Beginning of Period ........       10,896,745        11,594,772
                                                            ------------      ------------

Cash and Cash Equivalents, End of Period ..............     $  8,933,024      $  6,364,101
                                                            ============      ============



Additional Cash Flow and Supplementary Information

  Interest Paid .......................................     $  2,451,124      $  2,064,119
  Income Tax Paid .....................................          755,589           174,450
   Transfer from Loans to Other Real Estate Owned .....          112,191            53,154
   Cash Dividends Payable .............................           80,663            90,917


See Notes to Consolidated Condensed Financial Statements

                                    MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                Crawfordsville, Indiana

                          Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                      (Unaudited)


                                               Common Stock
                                          ------------------------        Paid-in        Comprehensive      Retained
                                            Shares         Amount         Capital            Income         Earnings
                                          ---------      ---------      ------------     -------------     -----------
  Balance July 1, 1998 ............       1,653,032      $  16,530      $ 13,571,387                       $ 7,782,192

  Net income for the six months
      ended December 31, 1998 .....                                                       $   490,902          490,902


  Other comprehensive income,
      net of tax
      Unrealized loss on securities                                                           (60,976)         (60,976)
                                                                                          -----------

  Other comprehensive income ......                                                       $   429,926
                                                                                          ===========

  Cash dividends ($.055 per share)                                                                            (164,211)

  Stock purchase ..................         (63,351)          (633)         (520,228)                         (173,063)


  ESOP shares earned ..............                                            4,259

  Amortization of unearned
      compensation expense ........                                          (13,556)


                                          ---------      ---------      ------------      ------------     -----------
  Balance December 31, 1998 .......       1,589,681      $  15,897      $ 13,041,862                       $ 7,935,820
                                          =========      =========      ============      ============     ===========


                                                                                 Accumulated
                                                                                   Other
                                             Unearned       Unearned            Comprehensive
                                           ESOP Shares     Compensation           Income               Total
                                           -----------      ---------            --------           -----------
  Balance July 1, 1998 ............        $(1,230,802)     $(128,507)           $ 54,351           $20,065,151

  Net income for the six months
      ended December 31, 1998 .....                                                                     490,902


  Other comprehensive income,
      net of tax
      Unrealized loss on securities                                               (60,976)


  Other comprehensive income ......

  Cash dividends ($.055 per share)                                                                     (164,211)

  Stock purchase ..................                                                                    (693,924)


  ESOP shares earned ..............             44,503                                                   48,762

  Amortization of unearned
      compensation expense ........                            17,897                                     4,341
                                            -----------      ---------            --------           -----------

  Balance December 31, 1998 .......        $(1,186,299)     $(110,610)              $ (6,625)       $19,690,045
                                           ===========      =========               ========        ===========


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of December 31, 1998, results of operations for the three and six month periods ending December 31, 1998 and 1997, and cash flows for the six month periods ended December 31, 1998 and 1997. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 1999.


Net Income Per Share

Net income per share for the three and six month periods ended December 31, 1998 and 1997 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                        December 31, 1998                            December 31, 1997
                                          -----------------------------------         -----------------------------------------
                                                       Weighted         Per                         Weighted           Per
                                                       Average         Share                        Average           Share
                                           Income       Shares         Amount          Income        Shares           Amount
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......          $235,874     1,490,103     $   0.16        $199,767       1,521,209     $        0.13
                                          --------     ---------     ========        --------       ---------     =============

Effect of Dilutive Stock Options
   and Grants ..................                 0        12,897                            0          17,746
                                          --------     ---------                     --------       ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......          $235,874     1,502,999     $   0.16        $199,767       1,538,955     $        0.13
                                          ========     =========     ========        ========       =========     =============


                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                       Crawfordsville, Indiana


For the Six Months Ended                     December 31, 1998                     December 31, 1997
                                             -----------------                     -----------------
                                                  Weighted        Per                  Weighted         Per
                                                   Average       Share                  Average        Share
                                      Income        Shares       Amount    Income        Shares        Amount
                                     --------     ---------     --------  --------     ---------     ---------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $490,902     1,504,986     $   0.33  $425,344     1,520,636     $   0.28
                                     ========     =========     ========  ========     =========     ========

Effect of Dilutive Stock Options
   and Grants ..................            0        13,650                      0       16,896
                                     --------     ---------               --------     ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $490,902     1,518,636     $   0.32  $425,344     1,537,532     $   0.28
                                     ========     =========     ========  ========     =========     ========



                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward-Looking Statements. When used in this Form 10-Q or future filings by Montgomery with the Securities and Exchange Commission, in Montgomery's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Montgomery wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect Montgomery' financial performance and could cause Montgomery's actual results for future periods to differ materially from those anticipated or projected. Montgomery does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

          Financial Condition. Montgomery's total assets were $121.5 million at December 31, 1998, an increase of $4.3 million, or 3.7 percent from June 30, 1998. During this six month period interest-earning assets, including Federal Home Loan Bank advances, increased $4.0 million, or 3.5 percent. Short-term interest-earning deposits decreased $1.9 million, or 17.5 percent. Loans increased $5.1 million, or 5.1 percent, which is the approximate increase budgeted for the current year-to-date. Deposits decreased $3.7 million, or 4.4 percent and borrowings increased $8.8 million, or 77.7 percent, causing a net increase in interest-bearing liabilities of 5.4 percent. The decrease in deposits was primarily the result of a decrease in public funds deposits due to short term bid rates being above the cost of longer term Federal Home Loan Bank advance rates. The increase in advances was used to replace the decrease in deposits and to fund loan growth.

          Capital and Liquidity. At December 31, 1998, Montgomery's stockholders' equity was $19,690,000 or 16.2 percent of total assets, compared with stockholders' equity of $20,065,000, or 17.1 percent, at June 30, 1998.
With the approval of the OTS on September 24,1998, Montgomery began to repurchase 82,651, or 5.0 percent of its outstanding common stock. As of December 31, 1998 Montgomery had repurchased 63,351 shares of common stock at a cost of $694,000, leaving 19,300 shares to be repurchased to complete the 5.0% authorized. On February 4, 1999 Montgomery completed the repurchase program of 82,651 shares at a total cost of $891,000.00. The Association continues to exceed all minimum capital requirements. At December 31, 1998, the Association's tangible and core capital was $16,033,000, or 13.4 percent of tangible assets, $14,232,000 in excess of the 1.5 percent minimum required tangible capital and $11,230,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $15,327,000, or 20.5 percent of risk-weighted assets, $9,344,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Association's average liquidity ratio for the six months ended December 31, 1998, was 8.1 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its'
interest-bearing liabilities reprice on a different basis than its' interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease ( whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At December 31, 1998 the Association's total assets were $120.5 million and risk based capital was 20.5 percent; therefor the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At September 30, 1998, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.42 million, which was less than $2.82 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on September 30, 1998 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $200,000.
          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.

          Presented below, as of September 30, 1998, and September 30, 1997, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at September 30, 1998 and September 30, 1997, the NPV of the Association was $18.5 million and $18.6 million respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                            MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                     Crawfordsville, Indiana


                                             At September 30, 1998                At September 30,1997
      Assumed             Board
    Change in            Limit            --------------------------          --------------------------
  Interest Rates        % Change          $ Change          % Change          $ Change          % Change
  (Basis Points)         in NPV            in NPV            in NPV            in NPV            in NPV
  --------------         ------            ------            ------            ------            ------
                                            (Dollars in Thousands)
      +300                  -60            -4,882               -26              -5,414            -29
      +200                  -50            -2,815               -15              -3,313            -18
      +100                  -30            -1,159                -6              -1,425             -8
         0                    0                 0                 0                   0              0
      -100                  -30              +839                +5                +721             +4
      -200                  -50            +1,840               +10                +979             +5
      -300                  -60            +4,363               +24              +1,297             +7


          In the event of a 300 basis point change in interest rate based upon estimates as of September 30, 1998 the Association would experience a 24% increase, compared to a 7% increase at September 30, 1997, in NPV in a declining rate environment and a 26% decrease, compared to a 29% decrease at September 30, 1997, in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the interest rate on interest-bearing liabilities increasing more than the interest rate on interest-earning assets because of the annual and lifetime caps on interest rate adjustments for adjustable rate loans and because of the lag in rate adjustments for such loans as compared to interest-bearing liabilities.

          Results of Operations. Montgomery's net income for the three months ended December 31, 1998, was $236,000 compared to $200,000 for the three months ended December 31, 1997, an increase of $36,000, or 18.1 percent. Net interest income increased $74,000, or 8.1 percent, primarily due an increase in average interest-earning assets of $13.3 million, or 13.4 percent. Average interest-earning assets were $112.7 million for the three months ended December 31, 1998 compared to $99.4 million for the 1997 three-month period. Average interest-bearing liabilities increased $13.1 million from $81.3 million to $94.4 million during the comparable three-month periods. Interest rate spread decreased from 2.68 percent for the three months ended December 31, 1997, to
2.62 percent for the three months ended December 31, 1998. Net interest margin decreased to 3.51 percent for the three months ended December 31, 1998 from 3.68 percent for the three months ended December 31, 1997. Non-interest income was $9,000 for the 1998 three-month period compared to $10,000 for the 1997 period. Non-interest expense was $627,000 for the three months ended December 31, 1998 compared to $567,000 for the 1997 three-month period, an increase of $60,000, or
10.7 percent. This increase was primarily due to an increase in employee benefits due to an increase in the number of employees in preparation of the opening of a Lafayette, Indiana office.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          For the six months ended December 31, 1998, net income was $491,000 compared to $425,000 for the six months ended December 31, 1997, an increase of $66,000, or 15.4 percent. This increase was again primarily due to an increase in net interest income from $1,803,000 for the six months ended December 31, 1997 to $1,957,000 for the six months ended December 31, 1998, an increase of $154,000, or 8.6 percent. Average interest-earning assets increased $14.1 million from $98.4 million for the six months ended December 31, 1997 to $112.5 million for the 1998 six-month period while average interest-bearing liabilities increased $13.8 million during the comparable periods. Non-interest expense increased $108,000, or 10.2 percent. This increase was primarily caused by an increase in personnel and an increase in operational costs due to growth and expansion. Income tax expense was $300,000 for the six months ended December 31, 1998, compared to $336,000 for the six months ended December 31, 1997.

          Interest Income. Montgomery's total interest income for the three months ended December 31, 1998, was $2.3 million, an increase of $249,000, or
12.2 percent, compared to interest income for the three months ended December 31, 1997. This increase was primarily caused by an increase in average interest-earning assets from $99.4 million for the three months ended December 31, 1997, to $112.7 million for the three months ended December 31, 1998, an increase of $13.3 million, or 13.4 percent principally due to loan growth. Average loans increased from $93.0 million for the 1997 three-month period to $105.2 million for the 1998 three month period and average investment securities increased from $35,000 to $687,000 for the respective periods. The average yield on interest-earning assets was 8.10 percent for the three months ended December 31, 1998, compared to 8.19 percent for the three months ended December 31, 1997.

          Interest income for the six months ended December 31, 1998, was $4.5 million, an increase of $493,000, or 12.3 percent, from interest income for the same period in 1997. Average interest-earning assets for the six months ended December 31, 1998, was $112.4 million compared to $98.4 million for the 1997 six month period, an increase of $14.0 million, or 14.2 percent, principally due to loan growth. The average yield for the 1998 period was 8.03 percent compared to
8.18 percent for the 1997 period.

          Interest Expense. Interest expense for the three months ended December 31, 1998, was $1.3 million, which was an increase of $175,000, or 15.6 percent, from the three months ended December 31, 1997. Average interest-bearing liabilities increased $13.1 million, or 16.1 percent, from $81.3 million for the three months ended December 31, 1997, to $94.4 million for the three months ended December 31, 1998. The average cost of funds decreased from 5.50 percent to 5.48 percent for the comparable periods. The average cost of deposits decreased from 5.43 percent to 5.41 percent for the comparable three-month periods. The average cost of borrowings decreased from 6.18 percent to 5.85 percent for the comparable periods due.

          Interest expense for the six months ended December 31, 1998, was $2.6 million, an increase of $339,000, or 15.3 percent, from the six months ended
December 31, 1997. The average cost of funds for the 1998 period was 5.45 percent compared to 5.55 percent for the 1997 period. Average interest-bearing liabilities increased from $80.0 million for the six months ended December 31, 1997 to $93.8 million for the 1997 six-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Provision for Losses on Loans. The provision for losses on loans was $10,000 for the three months ended December 31, 1998 compared to no provision adjustment for the three months ended December 31, 1997. During the six months ended December 31, 1998, a $25,000 provision was made compared to a $3,000 provision in the comparable 1997 six-month period. Provision for loan losses are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Both the $25,000 and $3,000 provisions were made primarily due to increased loan growth. Loans delinquent ninety days or more were $852,000 at December 31, 1998, compared to $724,000 at June 30, 1998.
Non-performing loans to total loans at December 31, 1998, were 0.81 percent compared to 0.72 percent at June 30, 1998. The allowance for losses to non-performing loans was 24.8 percent at December 31, 1998 compared to 25.7 percent at June 30, 1998. The allowance to total loans was 0.20 percent at December 31, 1998 and 0.19 percent at June 30, 1998. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

          Non-Interest Income. Montgomery's other income for the three months ended December 31, 1998, totalled $9,000 compared to $10,000 for the three months ended December 31, 1997, a decrease of $1,000, or 10.2 percent. This increase was primarily due to an increase in service charges on deposit accounts of $4,000 and a decrease in net appraisal income of $6,000.

         Other income for the six months ended December 31, 1998, was $23,000, a decrease of $5,000, or 31.4 percent, from the comparable 1997 six month period. During the six months ended December 31, 1998, service charges on deposit accounts increased $8,000 and appraisal income decreased $3,000 from the 1997 six-month period.

         Non-Interest Expense. Montgomery's other expenses for the three months ended December 31, 1998, totalled $627,000, an increase of $60,000, or 10.7 percent, from the three months ended December 31, 1997. Salaries and employee benefits increased $42,000. The increase was primarily due to an increase in branch office personnel to accommodate growth to prepare for staffing of a fifth office in Lafayette, Indiana to be opened during the first calendar quarter of 1999. Equipment expense increased $8,000 and data processing expense increased $13,000. Included in the data processing expense is $8,100 for Year 2000 testing. This is part of an expected total expense of $40,500 to perform all necessary testing of our service bureau provider. The increase in equipment expense and the balance of the data processing expense are generally reflective of Montgomery's growth. Real estate operations net income for the three months ended December 31, 1998, was $11,000 compared to $2,000 for the 1997 comparable period, an decrease of $9,000 due to an increase in net rental income.

         Non-interest expense for the six months ended December 31, 1998, was $1.2 million compared to $1.1 million, an increase of $108,000, or 10.2 percent, from the six months ended December 31, 1997. Salary and employee benefits increased $50,000, or 8.4 percent. An increase in personnel due to branch office growth was the primary factor for the balance of the increase in salary and employee benefits. Equipment expense increased $20,000 and data processing expense increased $21,000. With the exception of $14,000 included in data processing expense for Year 2000 testing, the balance of these increases were primarily due to Montgomery's growth. Net real estate operations generated a net income for the six months ended December 31, 1998, of $16,000 compared to a net income of $12,000 for the 1997 comparable period. This increase was primarily

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


due to an increase in net rental income. Other expenses for the six months ended December 31, 1998, were $264,000 compared to $251,000 for the six months ended December 31, 1997, an increase of $13,000, or 5.1 percent. This increase is generally reflective of Montgomery's growth.

       Impact of the Year 2000. Montgomery has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of Montgomery's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. Montgomery is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the Year 2000 compliance. Montgomery's data processing is performed primarily by an outside vender. Montgomery began the testing phase during the third calendar quarter of 1998. Core application testing should be completed by March 31, 1999.

       Montgomery has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to Montgomery. To date, Montgomery anticipates that its primary service provider will complete all reprogramming efforts by March 31, 1999; however, Montgomery will pursue other options if it appears that any vendors will be unable to comply. In addition to possible expenses related to Montgomery's systems and those of its service providers, Montgomery could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. Because Montgomery's loan portfolio is diversified and its market area does not depend significantly upon one employer or industry, Montgomery does not expect any such Year 2000 related difficulties that may affect its depositors or borrowers to significantly affect its net earnings or cash flows.

       The Board of Directors reviews, on at least a quarterly basis, the progress in addressing Year 2000 issues. Montgomery has estimated a cost and established a budget of $75,000 for testing and upgrading its systems and software for Year 2000 compliance. As of December 31, 1998 Montgomery has spent approximately $35,000 in connection with Year 2000 compliance. Of the $35,000 approximately $20,000 has been capitalized as non-compliant systems were replaced and upgraded. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently Montgomery could incur incremental costs to convert to another vendor or move data processing in house in future periods.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings    None.

Item 2.  Changes in Securities    None.

Item 3.  Defaults Upon Senior Securities    None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Montgomery Financial Corporation ("Montgomery") was held at the principal office of Montgomery, 119 East Main Street, Crawfordsville, Indiana 47933, on Tuesday, October 20, 1998, at 2:00 p.m., Crawfordsville time for the purpose of electing two Directors, to consider and approve or disapprove the Company's 1997 Stock Option and Incentive Plan, to consider and approve or disapprove the Company's 1997 Recognition and Retention Plan, to ratify the appointment of Geo. S. Olive & Co. LLC, as Montgomery's independent auditors for the 1999 fiscal year and to transact such other business as may properly come before the Annual Meeting. Proxy Statements were furnished to such holders on or about September 14, 1998. A total of 1,653,032 shares of common stock of Montgomery were outstanding on August 31, 1998, and a total of 1,513,302 shares were represented at the meeting. Of the 1,513,302 shares, 1,478,789 were represented by proxy and 34,513 were represented in person.

Joseph M. Malott and J. Lee Walden were nominated to hold office until the year 2001 Annual Meeting of Shareholders. Mr. Malott has been a director since 1978 and Mr. Walden since 1995. No other nominations were made at the meeting. Joseph
M. Malott was elected receiving 1,496,217 votes for, with 17,085 votes withheld.
J. Lee Walden was elected receiving 1,496,142 votes for, with 17,160 votes withheld. With the election of Messrs. Malott and Walden, the terms of the Directors as of October 20, 1998, expire as follows: 1999 - C. Rex Henthorn and John E. Woodward; 2000 - Earl F. Elliott, Mark E. Foster and Robert C. Wright; 2001 - Joseph M. Malott and J. Lee Walden.

Geo S. Olive & Co. LLC ("GSO"), served as independent auditors for Montgomery in fiscal 1998. The Board of Directors approved the appointment of GSO as independent auditors for fiscal 1999, subject to ratification by the shareholders. The appointment of the independent auditors is ratified if more votes are cast in favor of the appointment than against the appointment. The ratification of GSO was approved by 1,493,534 votes in favor, 5,755 votes against and 14,013 abstentions.

On July 21, 1998, the Board of Directors adopted, subject to approval of the shareholders, the 1997 Stock Option and Incentive Plan. Adoption of the Plan reflects the belief of the Board of Directors that the granting of stock incentive awards to directors, officers and employees is a means of enhancing and encouraging the recruitment and retention of those individuals on whom the continued success of the company most depends. The plan provides for the future issuance of 118,678 shares. The affirmative vote of a majority of the votes cast was required to approve adoption of the 1997 Stock Option and Incentive Plan. Proxies marked to abstain and broker non-votes had no effect on this proposal. The 1997 Stock Option and Incentive Plan was adopted by affirmative votes of 784,229 and 83,793 votes against.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


On July 21, 1998, the Board of Directors adopted, subject to approval of the shareholders, the 1997 Recognition and Retention Plan. Adoption of the Plan reflects the belief of the Board of Directors that the Plan will provide to directors, advisory directors, officers and employees a proprietary interest in the Montgomery in a manner designed to encourage such individuals to remain with the Montgomery and the Association. The maximum number of shares which may be awarded under the 1997 RRP will be an amount which, when added to the number of shares of Common Stock awarded under Montgomery's 1995 plan, will equal 66,121 shares of Common Stock. The affirmative vote of a majority of the votes cast was required to approve adoption of the 1997 Recognition and Retention Plan. Proxies marked to abstain and broker non-votes had no effect on this proposal. The 1997 Stock Option and Incentive Plan was adopted by affirmative votes of 760,115 and 97,608 votes against.

Item 5.  Other Information    None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1  Montgomery   Financial   Corporation's  1997  Stock  Option  and
          Incentive Plan

          10.2 Montgomery Financial Corporation's 1997 Recognition and Retention Plan

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


                                          Montgomery Financial Corporation



Date:  February 10, 1999            By:   /s/ Earl F. Elliott
                                          ---------------------
                                          Earl F. Elliott, President and Chief
                                          Executive Officer



Date:  February 10, 1999            By:  /s/ J. Lee Walden
                                         -------------------
                                         J. Lee Walden, Vice President and Chief
                                         Financial Officer

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                  EXHIBIT INDEX

                                                                    Executive
                                                                  Compensation
                                                                    Plans and
Exhibits                                                Page      Arrangements**
--------                                                ----      --------------

   10.1      Montgomery Financial Corporation            20             X
             1997 Stock Option and Incentive Plan

   10.2      Montgomery Financial Corporation            27             X
             1997 Recognition and Retention Plan





** Indicates exhibits that describe or evidence all management contracts or compensation plans or arrangements required to be filed as exhibits to this report.