Form 10QSB
period 1999-03-31
MONTGOMERY FINANCIAL CORP
filed 1999-05-06
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________


                        MONTGOMERY FINANCIAL CORPORATION
                        -----------'---------------------
              (Exact Name of Small Business Issuer in its Charter)

              Indiana                                   35-1962246
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
     Incorporation or organization)


        119 East Main Street                             47933
      Crawfordsville, Indiana                            -----
      -----------------------                          (Zip Code)
(Address of Principal Executive Offices)

                                 (765) 362-4710
                                 --------------
              (Registrant's telephone number, including area code)

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 1999, there were 1,570,381 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of March 31, 1999 and June 30, 1998                                3

         Consolidated Condensed Statement of Income for the Three
         And Nine Months Ended March 31, 1999 and 1998                         4

         Consolidated Condensed Statement of Cash Flows for the
         Nine Months Ended March 31, 1999 and 1998                             5

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity for the Nine Months Ended March 31, 1999                       7

         Notes to Consolidated Condensed Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                          10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults in Securities                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                  March 31,          June 30,
                                                                    1999               1998
                                                              -------------      -------------
Assets
  Cash                                                        $     403,394      $     326,922
  Short-term interest-bearing deposits                            9,387,971         10,569,823
                                                              -------------      -------------
         Total cash and cash equivalents                          9,791,365         10,896,745
  Interest-bearing deposits                                         215,000            215,000
  Securities available for sale                                     670,356            311,967
  Loans                                                         107,562,240        100,395,554
  Allowance for loan losses                                        (226,000)          (186,000)
                                                              -------------      -------------
       Net loans                                                107,336,240        100,209,554
Real estate owned and held for
  development, net                                                1,399,128          1,468,199
  Premises and equipment                                          2,772,395          2,001,544
  Federal Home Loan Bank Stock                                    1,250,700            921,500
  Interest receivable                                               840,260            843,799
  Other assets                                                      431,493            294,324
                                                              -------------      -------------
         Total assets                                         $ 124,706,937      $ 117,162,632
                                                              =============      =============
Liabilities
  Deposits
      Noninterest bearing                                     $   2,008,636      $   1,864,658
      Interest bearing                                           81,361,409         82,117,324
                                                              -------------      -------------
         Total deposits                                          83,370,045         83,981,982
  Federal Home Loan Bank advances                                20,013,302         11,260,715
  Interest payable                                                  511,971            538,451
  Deferred tax liability                                            347,089            371,197
  Other liabilities                                                 751,991            945,136
                                                              -------------      -------------
         Total liabilities                                      104,994,398         97,097,481
                                                              -------------      -------------
Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,570,381 and 1,653,032 issued                    15,704             16,530
  Paid-in capital                                                12,876,416         13,571,387
  Retained earnings - substantially restricted                    8,068,534          7,782,192
   Unearned ESOP shares - 116,405 and 123,080                    (1,164,048)        (1,230,802)
   Unearned compensation                                           (101,662)          (128,507)
   Accumulated other comprehensive income                            17,595             54,351
                                                              -------------      -------------
         Total stockholders' equity                              19,712,539         20,065,151
                                                              -------------      -------------

         Total liabilities and stockholders' equity           $ 124,706,937      $ 117,162,632
                                                              =============      =============

See notes to Consolidated Condensed Financial Statements

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                         March 31,                         March 31,
                                              -----------------------------     ----------------------------
                                                   1999             1998             1999           1998
                                              ------------     ------------     ------------    ------------
Interest and Dividend Income
  Loans                                       $ 2,147,964      $ 2,028,082      $ 6,419,724      $ 5,823,466
  Investment securities                             7,114            1,885           16,362            3,019
  Deposits with financial institutions            121,015           72,354          316,933          261,646
  Dividend Income                                  24,672           18,177           64,320           55,921
                                              ------------     ------------     ------------    ------------
       Total interest and dividend income       2,300,765        2,120,498        6,817,339        6,144,052
                                              ------------     ------------     ------------    ------------

Interest Expense
  Deposits                                      1,015,877        1,008,740        3,179,019        2,958,806
 Federal Home Loan Bank advances                  281,431          131,567          678,093          402,575
                                              ------------     ------------     ------------    ------------
  Total interest expense                        1,297,308        1,140,307        3,857,112        3,361,381
                                              ------------     ------------     ------------    ------------

Net Interest Income                             1,003,457          980,191        2,960,227        2,782,671
  Provision for losses on loans                    15,000           40,000            3,000
                                              ------------     ------------     ------------    ------------

Net Interest Income After
  Provision for Losses on Loans                   988,457          980,191        2,920,227        2,779,671
                                              ------------     ------------     ------------    ------------

Other Income
  Service charges on deposit accounts              11,814            8,836           35,613           24,787
  Net appraisal income (expense)                    1,032           (2,203)          (3,503)          (3,146)
  Other income                                      1,976              966            5,365            3,347
                                              ------------     ------------     ------------    ------------
       Total other income                          14,822            7,599           37,475           24,988
                                              ------------     ------------     ------------    ------------

Other Expenses
  Salaries and employee benefits                  334,954          308,048          978,267          901,540
  Net occupancy expense                            31,506           29,215           84,953           80,589
  Equipment expense                                43,147           46,975          135,662          119,794
  Data processing expense                          48,401           32,550          126,451           89,901
  Deposit insurance expense                        13,113           12,021           38,305           35,227
  Real estate operations, net                      (4,302)          (5,690)         (20,499)         (18,094)
  Advertising expense                              11,201            9,628           34,714           28,497
  Other expenses                                  128,805          119,853          392,603          370,846
                                              ------------     ------------     ------------    ------------
           Total other expenses                   606,825          552,600        1,770,456        1,608,300
                                              ------------     ------------     ------------    ------------

                                                     Three Months Ended               Nine Months Ended
                                                         March 31,                         March 31,
                                              -----------------------------     ----------------------------
                                                   1999             1998             1999           1998
                                              ------------     ------------     ------------    ------------
Income Before Income Tax                          396,454          435,190        1,187,246        1,196,359
  Income tax expense                              145,610          178,582          445,500          514,407
                                              ------------     ------------     ------------    ------------

Net Income                                    $   250,844      $   256,608      $   741,746      $   681,952
                                              ===========      ===========      ===========      ===========
Net Income Per Share:
      Basic                                   $      0.17      $      0.17      $      0.50      $       0.45
      Diluted                                 $      0.17      $      0.17      $      0.50      $       0.44

Dividends Per Share                           $     0.055      $     0.055      $     0.165      $      0.165

See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                             -----------      ------------
                                                                1999             1998
                                                             -----------      ------------
Operating Activities
Net income                                                   $   741,746      $    681,952
Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for loan losses                                     40,000             3,000
    Depreciation                                                 177,191           153,539
    ESOP stock amortization                                       70,659            78,125
    Amortization of unearned compensation                          6,511
    Change In
        Interest receivable                                        3,539          (110,431)
        Interest payable                                         (26,480)           40,310
        Other assets                                            (137,169)          (58,287)
        Other liabilities                                       (181,829)          400,743
                                                             -----------      ------------

           Net cash provided by operating activities             694,168         1,188,951
                                                             -----------      ------------
Investing Activities

   Purchase of interest-bearing deposits                         (95,000)
  Proceeds from paydowns of
      securities available for sale                               21,967            20,527
   Purchase of securities available for sale                    (441,220)         (200,000)
  Net change in loans                                         (7,278,877)      (11,719,727)
  Additions to real estate owned and held for investment        (164,257)          (90,556)
  Proceeds from real estate owned sales                          319,222            52,795
  Purchases of premises and equipment                           (921,745)         (253,474)
   Purchase of FHLB of Indianapolis Stock                       (329,200)
                                                                              ------------

             Net cash used by investing activities            (8,794,110)      (12,285,435)
                                                             -----------      ------------

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                   Nine Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
Financing Activities

  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits                                  $  3,141,514      $  1,383,820
      Certificates of deposit                                 (3,753,451)        5,578,681
  Proceeds from FHLB advances                                 11,000,000         2,807,056
  Repayment of FHLB advances                                  (2,247,413)       (5,167,658)
 Stock Purchase                                                 (890,960)
  Dividends paid                                                (255,128)         (181,834)
                                                            ------------      ------------

             Net cash provided by financing activities         6,994,562         4,420,065
                                                            ------------      ------------


Net Change in Cash and Cash Equivalents                       (1,105,380)       (6,676,419)

Cash and Cash Equivalents, Beginning of Period                10,896,745        11,594,772
                                                            ------------      ------------

Cash and Cash Equivalents, End of Period                    $  9,791,365      $  4,918,353


Additional Cash Flow and Supplementary Information

  Interest paid                                             $  3,883,592      $  3,321,071
  Income tax paid                                                935,789           230,527
Transfer from loans to other real
estate owned                                                     112,191           121,917
   Cash dividends payable                                         79,601            90,917


See Notes to Consolidated Condensed Financial Statements

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                          Common Stock
                                      -----------------------        Paid-in      Comprehensive     Retained
                                      Shares           Amount        Capital         Income         Earnings
------------------------------------------------------------------------------------------------------------------
Balance July 1, 1998                 1,653,032      $  16,530      $ 13,571,387                       $ 7,782,192

Net income for the nine months
    ended March 31, 1999                                                             $   741,746          741,746

Comprehensive income,
    net of tax
    Unrealized loss on securities                                                        (36,756)
                                                                                     -----------

Comprehensive income                                                                 $   704,990
                                                                                     ===========
Cash dividends ($.165 per share)                                                                         (243,812)

Stock purchase                         (82,651)          (826)         (678,542)                         (211,592)

ESOP shares earned                                                        3,905

Amortization of unearned
    compensation expense                                                (20,334)

------------------------------------------------------------------------------------------------------------------
Balance March 31, 1999               1,570,381      $  15,704      $ 12,876,416                       $ 8,068,534
------------------------------------------------------------------------------------------------------------------
(continued)

                                                                        Other
                                        Unearned        Unearned    Comprehensive
                                      ESOP Shares     Compensation      Income         Total
-------------------------------------------------------------------------------------------------------
Balance July 1, 1998                     $(1,230,802)     $(128,507)     $54,351     $20,065,151

Net income for the nine months
    ended March 31, 1999                     741,746

Comprehensive income,
    net of tax
    Unrealized loss on securities                                        (36,756)        (36,756)

Comprehensive income

Cash dividends ($.165 per share)                                                        (243,812)

Stock purchase                                                                          (890,960)

ESOP shares earned                            66,754                                      70,659

Amortization of unearned
    compensation expense                      26,845                                       6,511

-------------------------------------------------------------------------------------------------------
Balance March 31, 1999                   $(1,164,048)     $(101,662)     $17,595     $19,712,539
-------------------------------------------------------------------------------------------------------

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of March 31, 1999, results of operations for the three and nine month periods ending March 31, 1999 and 1998, and cash flows for the nine month periods ended March 31, 1999 and 1998. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30 1999.

Net Income Per Share

Net income per share for the three and nine month periods ended March 31, 1999 and 1998 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                        March 31, 1999                        March 31, 1998
                                                  --------------                        --------------

                                                    Weighted       Per                     Weighted       Per
                                                     Average       Share                    Average       Share
                                      Income         Shares        Amount     Income        Shares        Amount
                                      ------         ------        ------     ------        ------        ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders            $250,844     1,445,724     $   0.17      $256,608     1,524,221     $   0.17
                                                                ========                                 ========
Effect of Dilutive Stock Options
   and Grants                               0        10,662                          0        26,421
                                     --------     ---------                   --------     ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders            $250,844     1,456,386     $   0.17      $256,608     1,550,642     $   0.17
                                     ========     =========     ========      ========     =========     ========

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

For the Three Months Ended                        March 31, 1999                          March 31, 1998
                                                  --------------                          --------------

                                                    Weighted     Per                     Weighted       Per
                                                     Average     Share                    Average       Share
                                      Income         Shares      Amount     Income        Shares        Amount
                                      ------         ------      ------     ------        ------        ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders            $741,746     1,485,529     $   0.50    $681,952     1,521,493       $  0.45
                                                                ========                                 =======

Effect of Dilutive Stock Options
   and Grants                               0        12,654                        0        25,634
                                     --------     ---------                 --------     ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders            $741,746     1,498,183     $   0.50    $681,952     1,547,127       $  0.44
                                     ========     =========     ========    ========     =========       =======

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

          Financial Condition. Montgomery's total assets were $124.7 million at March 31, 1999, an increase of $7.5 million, or 6.4 percent from June 30, 1998. During the nine month period ending March 31, 1999, interest-earning assets, including Federal Home Loan Bank stock, increased $6.7 million, or 5.9 percent. Short-term interest-earning deposits decreased $1.2 million, or 11.2 percent. Loans increased $7.2 million, or 7.1 percent. Investment securities increased $358,000 to $670,000 during the nine months ended March 31, 1999. Premises and equipment increased $771,000 primarily due to the investment in the Association's new Lafayette, Indiana office to be opened in April 1999. This will be Montgomery's fifth office in a four county area. Deposits decreased $612,000, or 0.7 percent and borrowings increased $8.8 million, or 77.7 percent, causing a net increase in interest-bearing liabilities of 8.5 percent. The increase in borrowings was used to replace the decrease in deposits and to fund loan growth.

         Capital and Liquidity. At March 31, 1999, stockholders' equity was $19,713,000 or 15.8 percent of total assets, compared with stockholders' equity of $20,065,000, or 17.1 percent, at June 30, 1998. With the approval of the OTS on September 24, 1998, Montgomery began to repurchase 82,651, or 5.0 percent, of it outstanding common stock. The repurchase was completed on February 4, 1999 at a total cost of $891,000. The Association continues to exceed all minimum capital requirements. At March 31, 1999, the Association's tangible and core capital was $16,275,000, or 13.2 percent of tangible assets, $14,428,000 in excess of the 1.5 percent minimum required tangible capital and $11,348,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $15,531,000, or 20.3 percent of risk-weighted assets, $9,508,000 more than the minimum 8.0 percent risk-based level required. Tier 1 risk-based capital ratio equaled 21.6 percent at March 31, 1999. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. Montgomery's average liquidity ratio for the nine months ended March 31, 1998, was 8.9 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its'
interest-bearing liabilities reprice on a different basis than its' interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At March 31, 1999 the Association's total assets were $123.6 million and risk based capital was 21.6 percent; therefor the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At December 31, 1998, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.47 million, which was less than $2.64 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on December 31, 1998 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $85,000.
          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.
          Presented below, as of December 31, 1998, and December 31, 1997, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at December 31, 1998 and December 31, 1997, the NPV of the Association was $19.2 million and $18.3 million respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                             At December 31, 1998                At December 31, 1997
                                             --------------------                --------------------
     Assumed             Board
    Change in            Limit
  Interest Rates        % Change          $ Change          % Change          $ Change          % Change
  (Basis Points)         in NPV            in NPV            in NPV            in NPV            in NPV
  --------------         ------            ------            ------            ------            ------
                                           (Dollars in Thousands)
       +300                 -60           -4,644               -24            -6,010               -33
       +200                 -50           -2,637               -14            -3,703               -20
       +100                 -30           -1,026                -5            -1,621                -9
          0                   0                0                 0                 0                 0
        100                  30             +633                +3              +934                +5
        200                  50           +1,286                +7             +1,315               +7
        300                  60           +2,157               +11             +1,867              +10

         In the event of a 300 basis point change in interest rate based upon estimates as of December 31, 1998, the Association would experience an 11% increase in NPV in a declining rate environment and a 24% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement).

          Results of Operations. Montgomery's net income for the three months ended March 31, 1999, was $251,000 compared to $257,000 for the three months ended March 31, 1998, a decrease of $6,000, or 2.3 percent. Net interest income increased $180,000, or 8.5 percent, primarily due to an increase in average interest-earning assets of $15.8 million, or 15.4 percent. Average interest-earning assets were $118.6 million for the three months ended March 31, 1999 compared to $102.8 million for the 1998 three-month period. Average interest-bearing liabilities increased $17.0 million, or 20.2 percent, from $84.3 million to $101.3 million during the comparable three-month periods. Interest rate spread decreased from 2.84 percent for the three months ended March 31, 1998, to 2.64 percent for the three months ended March 31, 1999. Net interest margin decreased to 3.38 percent for the three months ended March 31, 1999 from 3.81 percent for the three months ended March 31, 1998. Non-interest income was $15,000 for the 1999 three-month period compared to $8,000 for the 1998 period. Non-interest expense was $607,000 for the three months ended March 31, 1999 compared to $553,000 for the 1998 three-month period, an increase of $54,000, or 9.8 percent. This increase was primarily due to an increase in employee benefits due to an increase in the number of employees in preparation of the opening of a Lafayette, Indiana office.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         For the nine months ended March 31, 1999, net income was $742,000 compared to $682,000 for the nine months ended March 31, 1998, an increase of $60,000, or 8.8 percent. Net interest income increased from $2.8 million for the 1998 period to $3.0 million for the 1999 nine-month period, an increase of $178,000, or 6.4 percent. Average interest-earning assets increased from $102.8 million for the nine months ended March 31, 1998 to $114.5 million for the 1998 nine-month period while average interest bearing liabilities increased $18.4 during the comparable periods. Non-interest income increased $12,000, or 50.0 percent, from $25,000 for the 1998 nine-month period to $37,000 for the 1999 comparable period. Non-interest expense increased $162,000, or 10.1 percent. An increase in personnel and an increase in operational costs due to growth and expansion primarily caused this increase. Income tax expense was $446,000 for the nine months ended March 31, 1999, compared to $514,000 for the nine months ended March 31, 1998.

          Interest Income. Montgomery's total interest income for the three months ended March 31, 1999, was $2.3 million, an increase of $180,000, or 8.5 percent, compared to interest income for the three months ended March 31, 1998. This increase was primarily caused by an increase in average interest-earning assets from $102.8 million for the three months ended March 31, 1998, to $118.6 million for the three months ended March 31, 1999, an increase of $15.8 million, or 15.4 percent principally due to loan growth. Average loans increased from $96.7 million for the 1998 three-month period to $105.9 million for the 1999 three month period and average interest-earning deposits increased from $4.9 million to $10.8 million for the respective periods. The average yield on interest-earning assets was 7.76 percent for the three months ended March 31, 1999, compared to 8.25 percent for the three months ended March 31, 1998.
          Interest income for the nine months ended March 31, 1999, was $6.8 million, an increase of $673,000, or 11.0 percent, from interest income for the same period in 1998. Average interest-earning assets for the nine months ended March 31, 1999, was $114.5 million compared to $99.8 million for the 1998 nine month period, an increase of $14.7 million, or 14.7 percent, principally due to loan growth. The average yield for the 1999 period was 7.94 percent compared to
8.25 percent for the 1998 period.

          Interest Expense. Interest expense for the three months ended March 31, 1999, was $1.3 million, which was an increase of $157,000, or 13.8 percent, from the three months ended March 31, 1998. Average interest-bearing liabilities increased $17.0 million, or 20.2 percent, from $84.3 million for the three months ended March 31, 1998, to $101.3 million for the three months ended March 31, 1999. The average cost of funds decreased from 5.41 percent to 5.12 percent for the comparable periods. The average cost of deposits decreased from 5.31 percent to 5.00 percent for the comparable three-month periods. The average cost of borrowings decreased from 6.31 percent to 5.62 percent for the comparable periods.
         Interest expense for the nine months ended March 31, 1999, was $3.9 million, an increase of $496,000, or 14.7 percent, from the nine months ended March 31, 1998. The average cost of funds for the 1999 period was 5.34 percent compared to 5.51 percent for the 1998 period. Average interest-bearing liabilities increased from $81.4 million for the nine months ended March 31, 1998 to $96.3 million for the 1999 nine-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Provision for Losses on Loans. The provision for losses on loans was $15,000 for the three months ended March 31, 1999 compared to no provision for the three months ended March 31, 1998. During the nine months ended March 31, 1999, a $40,000 provision was made compared to a $3,000 provision being made in the comparable 1998 nine-month period. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Both the $40,000 and $3,000 provisions were made primarily due to increased loan growth. Loans delinquent ninety days or more were $643,000 at March 31, 1999, compared to $724,000 at June 30, 1998.
Non-performing loans to total loans at March 31, 1999 were 0.60 percent compared to 0.72 percent at June 30, 1998. The allowance to total loans was 0.21 percent at March 31, 1999 and 0.19 percent at June 30, 1998. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

          Non-Interest Income. Montgomery's other income for the three months ended March 31, 1999, totalled $15,000 compared to $8,000 for the three months ended March 31, 1998, an increase of $7,000, or 95.1 percent. This increase was primarily due to an increase in service charges on deposit accounts in the amount of $3,000 and a increase in net appraisal income of $3,000.
         Other income for the nine months ended March 31, 1999, was $37,000, an increase of $12,000, or 50.0 percent, from the comparable 1998 nine month period. During the nine months ended March 31, 1999, service charges on deposit accounts increased $11,000.

         Non-Interest Expense. Montgomery's other expenses for the three months ended March 31, 1999, totalled $607,000, an increase of $54,000, or 9.8 percent, from the three months ended March 31, 1998. Salaries and employee benefits increased $27,000. The increase was primarily due to an increase in branch office personnel to accommodate growth and to prepare for staffing of a fifth office in Lafayette, Indiana to be opened in April 1999. Data processing expense increased $16,000, which includes $8,000 in expense related to Year 2000 testing. Other miscellaneous expenses increased $9,000 for the three months ending March 31, 1999 compared the 1998 three-month period. The balance of the increase in data processing expense and the increase in other expense are generally reflective of Montgomery's growth.
         Non-interest expense for the nine months ended March 31, 1999, was $1.8 million compared to $1.6 million, an increase of $162,000, or 10.1 percent, from the nine months ended March 31, 1998. Salary and employee benefits increased $77,000, or 8.5 percent, primarily due to an increase in branch office personnel to accommodate growth. Occupancy expense increased $4,000, equipment expense increased $16,000 and data processing expense increased $37,000. With the exception of $22,000 included in data processing expense for Year 2000 testing, the balance of the increases were primarily due to Montgomery's growth. Advertising expense increased $6,000 from the 1998 period. Other expenses for the nine months ended March 31, 1999, were $393,000 compared to $371,000 for the nine months ended March 31, 1998, an increase of $22,000, or 5.9 percent. These increases are generally reflective of Montgomery's growth.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

       Impact of the Year 2000. Montgomery has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of Montgomery's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. Montgomery is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the Year 2000 compliance. Montgomery's data processing is performed primarily by an outside vender. Montgomery began the testing phase during the third calendar quarter of 1998. Core application testing has been completed.
       Montgomery has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to Montgomery. To date, Montgomery anticipates that its primary service provider will complete all reprogramming efforts by June 30, 1999; however, Montgomery will pursue other options if it appears that any vendors will be unable to comply. In addition to possible expenses related to Montgomery's systems and those of its service providers, Montgomery could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. Because Montgomery's loan portfolio is diversified and its market area does not depend significantly upon one employer or industry, Montgomery does not expect any such Year 2000 related difficulties that may affect its depositors or borrowers to significantly affect its net earnings or cash flows.
         The Board of Directors reviews, on at least a quarterly basis, the progress in addressing Year 2000 issues. Montgomery has estimated a cost and established a budget of $75,000 for testing and upgrading its systems and software for Year 2000 compliance. As of March 31, 1999 Montgomery has spent approximately $50,000 in connection with Year 2000 compliance. Of the $50,000 approximately $27,000 has been capitalized as non-compliant systems were replaced and upgraded. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently Montgomery could incur incremental costs to convert to another vendor or move data processing in house in future periods.

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

                                      Montgomery Financial Corporation

Date:  April 30, 1999                 By:  /s/ Earl F. Elliott
                                         ---------------------
                                         Earl F. Elliott, President and Chief
                                               Executive Officer





Date:  April 30, 1999                 By:  /s/ J. Lee Walden
                                         -------------------
                                         J. Lee Walden, Vice President and Chief
                                               Financial Officer