Form 10KSB
period 1999-06-30
MONTGOMERY FINANCIAL CORP
filed 1999-09-28
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

         Commission File Number 0-29312

                        MONTGOMERY FINANCIAL CORPORATION
              (Exact Name of Small Business Issuer in its Charter)


             Indiana                                       35-1962246
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

       119 East Main Street                                   47933
     Crawfordsville, Indiana                                 Zip Code
(Address of Principal Executive Offices)


         Issuer's telephone number, including area code: (765) 362-4710

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $9,205,564 in revenues for the fiscal year ended June 30, 1999.

         As of August 31, 1999, there were issued and outstanding 1,487,242 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of August 31, 1999, was $14.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. Part III of Form 10-KSB - Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART I


Item 1.  Description of Business
         -----------------------

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

General

         The Company is an Indiana corporation which was organized in April 1997 by Montgomery Savings, a Federal Association for the purpose of becoming a savings and loan holding company. Montgomery Savings Association, a Federal
Association, was established in 1888 as an Indiana state-chartered mutual savings and loan association known as The Montgomery Savings Association. It was converted in 1985 to a federally chartered, mutual savings and loan association. On August 11, 1995, Montgomery Savings Association, a Federal Association, transferred substantially all its assets and liabilities to a federally-chartered stock savings and loan association named Montgomery Savings, a Federal Association (the "Association").

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

         The Association conducts business from five offices, two in Crawfordsville (Montgomery County), one in Covington (Fountain County), one in Williamsport (Warren County), and one in Lafayette (Tippecanoe County), Indiana. At June 30, 1999, the Company and its subsidiaries (on a consolidated basis) had total assets of $124.0 million, total liabilities of $104.6 million, including $82.5 million of deposits, $20.6 million of Federal Home Loan Bank advances, and total stockholders' equity of $19.4 million. The deposits of the Association are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Association is subject to regulation and examination by the Office of Thrift Supervision (the "OTS").

         The Company's principal executive offices are located at 119 East Main Street, Crawfordsville, Indiana 47933, and its telephone number is (765) 362-4710.

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one- to four-family residences.
Approximately 99.5% of the Association's depositors reside in the State of Indiana. One- to four-family residential loans amounted to $88.1 million, or 78.3%, of the Association's total loan portfolio at June 30, 1999. To a lesser extent, the Association originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $16.0 million, or 14.2%, of the total loan portfolio at June 30, 1999, as well as construction loans and consumer loans, which amounted to $3.1 million, or 2.7%, of the total loan portfolio and $5.4 million, or 4.8%, of the total loan portfolio at such date, respectively. The Association also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies. The Association has one wholly owned subsidiary corporation, MSA Service Corporation ("MSA"). MSA engages in real estate management.

         At June 30, 1999, the Association exceeded all of its minimum capital requirements. Management attributes its strong capital position to its focus on loans secured by residential properties and a conservative lending philosophy on other types of loans.

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

         At June 30, 1999, the Association's net loan portfolio totaled $111.4 million. Loans secured by first mortgages on one- to four-family residences, including construction loans, totaled $90.9 million, or 80.7% of the Association's loan portfolio at June 30, 1999, before net items. The Association originates and retains its mortgage loan portfolio, and currently does not originate mortgage loans for sale to the secondary market.

         Loans to One Borrower. Under OTS regulations, the aggregate amount of the loans that the Association can make to any one borrower (including related entities, with certain exceptions), is limited to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $2.5 million as of June 30, 1999. The Association's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by unimproved land and a motel in the aggregate amount of $2.4 million. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Composition. The following table presents certain information about the composition of the Association's loan portfolio at the dates indicated:

                                                                             June 30
                                    ---------------------------------------------------------------------------------------
                                               1999                           1998                         1997
                                    ------------------------       -------------------------        ----------------------
                                      Amount         Percent          Amount         Percent        Amount         Percent
                                    ---------         ------        ---------         ------        --------         ------
                                                                     (Dollars in Thousands)
Type of Loan:
Mortgage loans:
  Residential                       $  88,989          79.87%       $  82,546          82.37%       $ 74,270          85.45%
  Land                                  1,644           1.47            1,316           1.32           1,658           1.91
  Nonresidential                       13,467          12.09            7,549           7.53           5,793           6.67
  Construction:
      Residential                       2,783           2.50            1,331           1.33           1,892           2.18
      Nonresidential                      325           0.29            2,667           2.66              --             --
                                    ---------         ------        ---------         ------        --------         ------
        Total mortgage loans          107,208          96.22           95,409          95.21          83,613          96.21
                                    ---------         ------        ---------         ------        --------         ------
Other loans:
  Home equity                           4,195           3.76            4,091           4.08           2,727           3.14
  Savings account and unsecured
   consumer loans                       1,199           1.08            1,383           1.38           1,252           1.44
                                    ---------         ------        ---------         ------        --------         ------
        Total other loans               5,394           4.84            5,474           5.46           3,979           4.58
                                    ---------         ------        ---------         ------        --------         ------
Less:
  Loans in process                      1,261           1.13              707           0.70             668           0.77
  Deferred loan fees (cost)              (300)         (0.27)            (220)         (0.22)           (164)         (0.19)
  Loan loss reserves                      226           0.20              186           0.19             180           0.21
                                    ---------         ------        ---------         ------        --------         ------
        Total adjustments               1,187           1.06              673           0.67             684           0.79
                                    ---------         ------        ---------         ------        --------         ------
 Total loans, net                    $ 111,415         100.00%       $ 100,210         100.00%       $ 86,908         100.00%
                                    =========         ======        =========         ======        ========         ======
Type of Security:
Residential:
  1-4 family                        $  90,908          81.59%       $  82,714          82.54%       $ 75,498          86.87%
  5 or more units                         864           0.77            1,163           1.16             664           0.76
Nonresidential                         13,792          12.38           10,216          10.19           5,793           6.67
Land                                    1,644           1.47            1,316           1.32           1,658           1.91
Residential--second mortgage            4,195           3.77            4,091           4.08           2,727           3.14
Savings accounts and unsecured
consumer loans                          1,199           1.08            1,383           1.38           1,252           1.44
                                    ---------         ------        ---------         ------        --------         ------
        Total loans                   112,602         101.06          100,883         100.67          87,592         100.79
                                    ---------         ------        ---------         ------        --------         ------
Less:
  Loans in process                      1,261           1.13              707           0.70             668           0.77
  Deferred loan fees (cost)              (300)         (0.27)            (220)         (0.22)           (164)         (0.19)
  Loan loss reserves                      226           0.20              186           0.19             180           0.21
                                    ---------         ------        ---------         ------        --------         ------
 Total loans, net                   $ 111,415         100.00%       $ 100,210         100.00%       $ 86,908         100.00%
                                    =========         ======        =========         ======        ========         ======

                                        4

         Loan Maturity Schedule. The following table illustrates the maturities of the Association's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                  Due During Years Ended June 30,
                                  --------------------------------------------------------------------------------------------------
                                                                       2003          2005         2010         2015         Balance
                                                                        And        Through      Through        And          June 30,
                                     2000        2001        2002       2004         2006         2014      Following         1999
                                   -------     -------      ------     -------       ------      -------      -------       --------
                                                                      (Dollars In Thousands)
Residential mortgage.........      $11,686      $1,005      $2,110     $11,410       $7,380      $26,410      $28,988      $  88,989
Nonresidential mortgage......        2,107         149         ---         408          578        9,380          845         13,467
Residential construction.....        1,663         ---         ---         299          ---          294          527          2,783
Nonresidential construction..           ---        ---         ---         ---          ---          225          100            325
Land loans...................          994         264           3         ---          325           58          ---          1,644
Home equity loans............          883          83           2          36        1,568        1,550           73          4,195
Savings account and
 unsecured consumer loans              875          61          79         184          ---         ---           ---          1,119
                                   -------     -------      ------     -------       ------      -------      -------       --------
         Total...............      $18,208     $ 1,562      $2,194     $12,337       $9,851      $37,917      $30,533       $112,602
                                   =======     =======      ======     =======       ======      =======      =======       ========

         The following table sets forth as of June 30, 1999 the dollar amount of all loans due after one year which have fixed and floating or adjustable interest rates.

                                                                            Fixed            Variable
                                                                            Rates              Rates             Total
                                                                            -----              -----             -----
                                                                                      (Dollars in Thousands)
Residential mortgage............................................           $64,529            $12,774           $77,303
Nonresidential mortgage ........................................            10,905                455            11,360
Residential construction........................................               821                299             1,120
Nonresidential construction.....................................               325                ---               325
Land loans .....................................................               387                263               650
Home equity loans...............................................             3,312                ---             3,312
Savings account and unsecured consumer loans....................               324                ---               324
                                                                          --------          ---------          --------
       Total....................................................           $80,603            $13,791           $94,394
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

         Of the total real estate loans originated by the Association during the year ended June 30, 1999, 15.3% were ARMs and 84.7% were fixed-rate loans.

         The Association's one- to four-family residential loan portfolio, including residential construction loans, totaled approximately $90.9 million at June 30, 1999, and represented 73.3% of total assets and 80.7% of total outstanding loans. Adjustable-rate one- to four-family residential loans comprised 20.8% and fixed rate loans totaled 59.9% of the Association's total loans at June 30, 1999.

        Construction Loans. The Association offers residential construction loans to owner-occupants and occasionally to builders. At June 30, 1999, the Association had $2.8 million in outstanding residential construction loans. At June 30, 1999, the Association also had $0.3 million in non-residential construction loans, secured by land and buildings under construction.

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

         Nonresidential Real Estate Loans. The Association makes loans secured by raw land and nonresidential real estate consisting of farms and various retail and other income-producing properties. At June 30, 1999, these loans totaled $15.1 million or approximately 13.4% of the Association's total loans.

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

         Although regulations permit the Association to lend up to 100% of the value of savings deposits pledged as collateral for loans, the Association's normal policy is to loan no more than 95% of the current principal balance of pledged accounts. The current interest rate charged on such pledged accounts is usually 2% above the rate paid on the underlying deposit.

         At June 30, 1999, consumer loans totaled $5.4 million or 4.8% of the Association's total loans.

         Loan Originations, Solicitation, and Processing. Loan originations are developed from a number of sources, including solicitations by the Association's staff, continuing business with depositors and other borrowers, real estate agents, newspaper and radio advertising, and walk-in customers.

         Mortgage loan applications are taken by one of the Association's loan officers. The Association obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower and an appraisal of the fair market value of the real estate which will be given as security for the loan. Appraisals are performed by a designated licensed fee appraiser approved by the Board of Directors. Such loans are subject to approval upon the completion of the appraisal and the receipt of all necessary information on the credit history and creditworthiness of the borrower. At least two Board members must approve all loans over $250,000. All approved loans are reported to the full Board at their regular monthly meeting.

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

         The following table shows total loans originated and repaid during the periods indicated.

                                                    Years Ended June 30,
                                         ---------------------------------------
                                            1999           1998          1997
                                         ---------      --------       ---------
                                                 (Dollars in Thousands)
Total gross loans at beginning
 of period .........................     $ 100,883      $  87,592      $ 80,762
                                         ---------      ---------      --------

Loans originated:
  Residential mortgage .............        34,179         32,628        22,269
  Nonresidential mortgage ..........         8,001          5,241         2,299
  Residential construction .........         3,180          2,534         3,500
  Nonresidential construction ......           555          2,667
  Land loans .......................           471            269           743
  Other loans ......................         2,077          2,761         1,372
                                         ---------      ---------      --------
      Total loans originated .......        48,463         46,100        30,183

Participation loans purchased:
  Nonresidential mortgage ..........           ---            ---           ---

Participation loans sold:
  Nonresidential mortgage ..........           ---            ---           ---

Loan principal payments ............       (15,631)       (15,268)      (11,185)

Other changes, net(1) ..............       (21,113)       (17,541)      (12,168)
                                         ---------      ---------      --------

Total gross loans at end of
 period ............................     $ 112,602      $ 100,883      $ 87,592
                                         =========      =========      ========

---------------------
(1)  Represents   changes  other  than  cash  repayments  of  principal   (i.e.,
     refinanced portion of new loans and foreclosed loans to real estate owned).

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         June 30,
                                                       --------------------------------------------
                                                         1999             1998               1997
                                                       -------          --------           -------
                                                                     (In Thousands)
Loans delinquent for:
  30 to 59 days.............................            $1,940            $1,242            $1,013
  60 to 89 days.............................               885               647               640
  90 or more days...........................               547               724               502
                                                       -------          --------           -------

      Total delinquent loans................            $3,372            $2,613            $2,155
                                                        ======            ------            ======

Ratio of total delinquent loans
 to total loans.............................             2.99%             2.59%             2.46%

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

         The following table sets forth information with respect to the Association's non-performing assets at the dates indicated:

                                                                    June 30,
                                                           ----------------------
                                                           1999     1998     1997
                                                           ----     ----     ----

                                                           (Dollars In Thousands)
Nonaccrual loans:
  Residential mortgage loans .........................     $422     $635     $255
  Nonresidential mortgage loans ......................       16       17       18
  Consumer loans .....................................      ---      ---      ---
                                                           ----     ----     ----

    Total nonaccrual loans ...........................      438      652      273

Accruing loans contractually past due 90 days or more:
  Residential mortgage ...............................       69       36      229
  Nonresidential mortgage ............................      ---      ---      ---
  Consumer loans .....................................       40       36      ---
                                                           ----     ----     ----
  Total accruing loans contractually past
   due 90 days or more ...............................      109       72      229
                                                           ----     ----     ----
Total non-performing loans ...........................      547      724      502
Real estate acquired in
 settlement of loans (net) ...........................      267      189      109
                                                           ----     ----     ----

     Total non-performing
      assets .........................................     $814     $913     $611
                                                           ====     ====     ====

         During the periods shown, the Association had no restructured loans within the meaning of SFAS No. 15. At June 30, 1999, there were no loans other than those disclosed in the table above about which management has concerns as to the ability of the borrowers to comply with repayment terms.

         On July 1, 1995, the Association adopted SFAS Nos. 114 and 118 Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. At June 30, 1999 and during the year ended June 30, 1999, the Association had no impaired loans.

         For the years ended June 30, 1999, 1998 and 1997, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $46,000, $72,000 and $50,000, respectively, compared to actual income recorded of $26,000, $26,000 and $25,000, respectively.

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

         At June 30, 1999, 1998 and 1997, the aggregate amounts of the Association's classified assets were as follows:

                                                                            June 30,
                                                          -------------------------------------------
                                                           1999               1998               1997
                                                           ----               ----               ----
                                                                  (Dollars in Thousands)
Classified assets:
  Special mention...........................              $ ---           $    755            $   ---
  Substandard...............................                852                913                611
  Doubtful..................................                ---                ---                ---
  Loss......................................                ---                ---                ---
                                                          -----         ----------           --------

      Total classified assets...............               $852             $1,668              $ 611
                                                           ====             ======              =====

General loan loss allowance.................               $226             $  186              $ 180
                                                           ====             ======              =====

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

         The following tables set forth an analysis of the Association's allowances for loan losses for the periods indicated:

                                                                   Years Ended June 30,
                                                          ---------------------------------
                                                           1999          1998         1997
                                                          -------      -------      -------
                                                                (Dollars in Thousands)
Balance of allowance at beginning of period ......        $   186      $   180      $   158
Add: Recoveries on loans previously charged off ..            ---          ---          ---

Less: Charge-offs--residential real estate loans .            ---          ---          ---
                                                          -------      -------      -------

Net charge-offs ..................................            ---          ---          ---
                                                          -------      -------      -------

Provision for losses on loans ....................             40            6           22
                                                          -------      -------      -------

Balance of allowance at end of period ............        $   226      $   186      $   180
                                                          =======      =======      =======

Net charge-offs to total average loans outstanding
 for period ......................................            ---          ---          ---

Allowance at end of period to net loans receivable
 at end of period ................................           0.20%        0.19%        0.21%

Non-performing assets to total assets ............           0.66         0.78         0.59

Non-performing loans to total loans ..............           0.49         0.72         0.58

Allowance to non-performing loans ................          41.32        25.69        35.86


                                                                             June 30,
                                        ----------------------------------------------------------------------------------
                                                 1999                         1998                         1997
                                        ------------------------      -----------------------     ------------------------
                                                     Percent of                   Percent of                   Percent of
                                                      loans in                     loans in                     loans in
                                                        each                         each                         each
                                                     category to                  category to                  category to
                                         Amount      total loans      Amount      total loans      Amount      total loans
                                         ------      -----------      ------      -----------      ------      -----------
                                                                       (Dollars in Thousands)
Balance at end of period
 applicable to:
  Residential ..................           $ 80         79.03%         $ 76         81.82%           $ 45         84.79%
  Commercial real estate
   and land ....................             33         13.42             3          8.79               3          8.51
  Construction loans ...........            ---          2.76           ---          3.96             ---          2.16
  Home equity and consumer loans             44          4.79            43          5.43              23          4.54
  Unallocated ..................             69           ---            64           ---             109           ---
                                           ----        ------          ----        ------            ----        ------
      Total ....................           $226        100.00%         $186        100.00%           $180        100.00%
                                           ====        ======          ====        ======            ====        ======

Investment Activities

         OTS regulations require that the Association maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, deposits with the Federal Home Loan Bank ("FHLB") of Indianapolis, bankers' acceptances, and federal funds. The Association is also permitted to make investments in certain commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal regulations. The Association considers all its investment to be available for sale and pursuant to the requirements of SFAS No. 115 these securities are reported at fair value.

         The following tables set forth information regarding the Association's investment portfolio at the dates indicated.

                                                                            June 30,
                                        ----------------------------------------------------------------------------------
                                                 1999                         1998                         1997
                                        -----------------------      -----------------------         ---------------------
                                         Book                         Book                           Book
                                         Value       % of Total       Value       % of Total         Value      % of Total
                                         -----       ----------       -----       ----------         -----      ----------
                                                                      (Dollars in Thousands)

Interest-bearing deposits with banks     $  219        100.00%        $  215        100.00%           $100        100.00%
                                         ======        ======         ======        ======            ====        ======

Investment securities:
  Municipals .......................     $  ---          0.00%        $   22          1.78%           $ 42          4.36%
 Marketable equity securities ......        881         41.32            290         23.50             ---           ---
                                         ------        ------         ------        ------            ----        ------
      Total investment securities ..        881         41.32            312         25.28              42          4.36

FHLB stock .........................      1,251         58.68            922         74.72             922         95.64
                                         ------        ------         ------        ------            ----        ------

      Total investment securities
       and FHLB stock ..............     $2,132        100.00%        $1,234        100.00%           $964        100.00%
                                         ======        ======         ======        ------            ====         ======

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

         The Association's deposits as of June 30, 1999 were represented by the various types of savings programs described below:

         Weighted
          Average                                                                             Balance           Percent
         Interest      Term                                                Minimum            June 30,          of Total
           Rate      (Months)          Category                             Amount              1999            Deposits
           ----      --------          --------                             ------              ----            --------
                                                                                            (In Thousands)
           3.00%                    NOW accounts                             N/A             $   3,882              4.71%
           4.17                     Regular savings                          N/A                10,978             13.31
           3.49                     Money market demand accounts             N/A                 5,741              6.96
           ---                      Demand accounts                          N/A                 1,349              1.64
                                                                                             ---------            ------
                                                                                                21,950             26.62
                                                                                              --------            ------
           5.26          18         IRA fixed rate and term                  500                 2,183              2.65
           5.03          30         IRA fixed rate and term                  500                   108              0.13
           3.94           3         Fixed rate and term                      N/A                    85              0.10
           4.72           6         Fixed rate and term                      N/A                 6,216              7.54
           5.06          12         Fixed rate and term                      N/A                11,735             14.23
           5.54          18         Fixed rate and term                      N/A                 8,154              9.89
           5.34          24         Fixed rate and term                      N/A                 5,718              6.93
           5.87          30         Fixed rate and term                      N/A                 6,572              7.97
           5.54          36         Fixed rate and term                      N/A                 2,707              3.28
           5.83          48         Fixed rate and term                      N/A                 2,547              3.09
           5.95          60         Fixed rate and term                      N/A                 7,938              9.62
           6.19        3 to 60      Fixed rate and term                      N/A                   319              0.39
           5.02        Various      Public funds                             N/A                 6,236              7.56
                                                                                             ---------            ------
                                                                                                60,518             73.38
                                                                                             ---------            ------
                                                                                             $  82,468            100.00%
                                                                                             =========            ======

         The following table presents the certificates of deposit issued by Montgomery, classified by rates at the dates indicated:

                                                       June 30,
                                      ------------------------------------------
                                        1999            1998              1997
                                      --------      -----------       ----------
                                                   (In Thousands)
4.00% and below .............          $    85      $       ---       $      ---
4.01 to 6.00% ...............           50,810           45,810           31,664
6.01 to 8.00% ...............            9,623           18,766           23,341
8.01 to 10.00% ..............              ---                8                8
                                       -------          -------          -------
                                       $60,518          $64,584          $55,013
                                       =======          =======          =======

         The  following   table  presents  the  amount  and  maturities  of  the
certificates of deposit at June 30, 1999:

                                                           Two To                                                        Percent of
                                            Less Than      One To       Three       Three To                                Total
                                            One Year      Two Years     Years      Four Years    Thereafter     Total   Certificates
                                            --------      ---------     -----      ----------    ----------     -----   ------------
                                                                             (Dollars in Thousands)
Certificate maturities at June 30, 1999:
 4% and below ..........................     $    85        $  ---     $  ---         $  ---       $   ---     $    85      0.14%
 4.01 to 6.00% .........................      35,237         6,972      3,423          2,126         3,052      50,810     83.96
 6.01 to 8.00% .........................       6,893         1,611        251            836            32       9,623     15.90
                                             -------        ------     ------         ------       -------     -------    ------
                                             $42,215        $8,583     $3,674         $2,962       $ 3,084     $60,518    100.00%
                                             =======        ======     ======         ======       =======     =======    ======

                                      13

         The  following   table   presents  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 1999 (dollars in thousands):

Three months or less .....................................               $ 7,643
Four through six months ..................................                 2,185
Seven through twelve months ..............................                 6,416
Over twelve months .......................................                 2,341
                                                                         -------

TOTAL ....................................................               $18,585
                                                                         =======


         The following table presents the change in dollar amount of deposit accounts by savings type for years ended June 30, 1999, 1998 and 1997.

                                                                           June 30,
                            --------------------------------------------------------------------------------------------------------
                                        1999                                 1998                                  1997
                            --------------------------------    --------------------------------     -------------------------------
                                                   Increase                             Increase                            Increase
                                      Percent of      or                   Percent of      or                  Percent of      or
                            Amount      Total      Decrease      Amount      Total      Decrease      Amount     Total      Decrease
                            ------      -----      --------      ------      -----      --------      ------     -----      --------
                                                                       (Dollars in Thousands)
Demand accounts ......     $ 1,349       1.64%     $  (516)     $ 1,865       2.22%     $    700      $ 1,165      1.63%   $   552
NOW accounts .........       3,882       4.71          120        3,762       4.48           222        3,540      4.97        962
Regular savings ......      10,978      13.31        3,011        7,967       9.49         3,562        4,405      6.18       (543)
Money market demand
 accounts ............       5,741       6.96          (63)       5,804       6.91        (1,338)       7,142     10.02        107
Certificate of deposit      60,518      73.38       (4,066)      64,584      76.90         9,571       55,013     77.20        478
                           -------     ------      -------      -------     ------      --------      -------   -------    -------

     Total ...........     $82,468     100.00%     $(1,514)     $83,982     100.00%     $ 12,717      $71,265    100.00%   $ 1,556
                           =======     ======      =======      =======     ======      ========      =======   =======    =======

         The  following   table  sets  forth  the  savings   activities  of  the
Association for the periods indicated:

                                                     Years Ended June 30,
                                             ----------------------------------
                                                1999         1998         1997
                                             --------      -------     --------
                                                      (Dollars in Thousands)
Balance, beginning of period ...........     $ 83,982      $71,265     $ 69,709
                                             --------      -------     --------

Net (decrease) increase before
 interest credited .....................       (6,199)       8,738       (2,238)
Interest credited ......................        4,685        3,979        3,794
                                             --------      -------     --------
    Net increase (decrease) in deposits        (1,514)      12,717        1,556
                                             --------      -------     --------

Balance, end of period .................     $ 82,468      $83,982     $ 71,265
                                             ========      =======     ========

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

         As a member in good standing of the FHLB of Indianapolis, the Association is authorized to apply for advances from the FHLB of Indianapolis, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If a savings institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If a savings institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1999, the Association was in compliance with the QTL Test.

         The following table sets forth the maximum amount of the Association's FHLB advances during the years ended June 30, 1999, 1998, and 1997 along with the balance of FHLB advances outstanding at the end of each such period:

                                                            Years Ended June 30,
                                                   ---------------------------------------
                                                    1999             1998          1997
                                                   -------         -------        -------
                                                          (Dollars in Thousands)
Maximum balance outstanding
 at any month end..........................        $20,013         $11,261        $12,000

Period end balance.........................         20,013          11,261         11,428

Weighted average interest rate
 of FHLB advances at period end............          5.60%           5.88%          5.98%


Market Area and Competition

         The Association's market area consists of Montgomery, Fountain, Tippecanoe and Warren Counties, Indiana. The home office of the Association is located in Crawfordsville, Montgomery County, Indiana. The Association has branch offices in Fountain, Tippecanoe and Warren Counties. The branch office in Tippecanoe County was opened in April 1999. The market area in Montgomery, Fountain and Warren Counties is characterized by a lower growth rate in population, moderately lower unemployment level. This market area's strongest employment categories are manufacturing, services and wholesale/retail trade with a lower level of residents employed in the agriculture and mining industry category. In addition to a large agricultural based, Montgomery, Fountain and Warren Counties have over 40 major industrial businesses employing over 10,000 workers. These businesses manufacture travel trailers, bottle caps, industrial lighting, steel and care parts as well as many other products. The addition of the branch office in Lafayette, Tippecanoe County has entered Montgomery into a market area with a higher growth rate in population and higher average household income levels than was experienced in our previous three county market area. Economic activity in Tippecanoe County continues to grow as new and existing businesses and manufacturers regularly announce expansion and workforce additions. Tippecanoe County's labor force totals nearly 100,000 workers. In 1998 Industry Week magazine ranked Lafayette among the nation's top 25 growth and total number of manufacturing jobs.

         The Association competes for deposits with other savings institutions, commercial banks and credit unions in its market area. The primary factors in competing for deposits are interest rates and convenience of office location. In lending, the Association competes with other savings institutions, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         On June 30, 1998, the latest date for which such data is available, there were approximately 17 different financial institutions with a total of 38 offices in Montgomery, Fountain and Warren counties. According to information provided by the FDIC, these institutions held approximately $814.3 million in deposits in those 38 banking offices. The Association held approximately 10.8% of the deposits in the three county area. As of June 30, 1998, Tippecanoe County had 17 different financial institutions with $1.8 billion in deposits in 52 offices. The April 1999 opening of the Lafayette office has allowed us to enter a market area with the same number of financial institutions and over two times the available deposits as was in our previous three county market area. Similar information is not readily available for loans.

MSA SERVICE CORP

         MSA, a real estate management company, is wholly owned by the Association. MSA owns a tract of land which is currently being developed for the construction of 15 condominium units.

         At June 30, 1999, MSA had total assets of $462,000, liabilities of $59,000, and net worth of $403,000. MSA had a net loss of $11,000 and $8,000 for the years ended June 30, 1999 and 1998, respectively.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Association was as of March 2, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1999, was $34,000.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Association's lending limit under this restriction was $2.5 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

         Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2015.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1999, the Association did not have any intangible assets.

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

         At June 30, 1999, the Association had tangible capital of $16.5 million, or 13.5% of total assets, which is approximately $14.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain 3% ratio. At June 30, 1999, the Association had no intangibles which were subject to these tests.

         At June 30, 1999, the Association had core capital equal to $16.5 million, or 13.5% of adjusted total assets, which is $11.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, the Association had $226,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. As of June 30, 1999, the Association had a $750,000 exclusion from capital for real estate held for investment.

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

         On June 30, 1999, the Association had total risk-based capital of $16.0 million (including $16.5 million in core capital plus $226,000 in qualifying supplementary capital, less $750,000 in real estate held for investment) and risk-weighted assets of $79.0 million; or total capital of 20.3% of risk-weighted assets. This amount was $9.7 million above the 8% requirement in effect on that date.

         The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the Association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. A savings association like the Association which is a subsidiary of a holding company must submit written notice to the OTS 30 days prior to such distribution.

Liquidity

         All savings associations, including the Association, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Montgomery includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio. At June 30, 1999, the Association was in compliance with this requirement, with a liquid asset ratio of 8.45%.

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

Qualified Thrift Lender Test

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Association met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1999, the Association had $1.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.74% and were 7.97% for fiscal year 1999.

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

         For the year ended June 30, 1999, dividends paid by the FHLB of Indianapolis to the Association totaled $89,000, which constituted a $15,000 increase over the amount of dividends received in fiscal year 1998. The $89,000 dividend for the twelve months ended June 30, 1999 reflected an annualized rate of 7.97%, or 0.06% below the rate for fiscal 1998.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Association's Excess for tax purposes totaled approximately $1.5 million.

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

Executive Officers

         The following table sets forth certain information relating to the executive officers of Montgomery as of June 30, 1999.

      Name                    Age               Offices Held
      ----                    ---               ------------
Earl F. Elliott               65      President, Chief Executive Officer
J. Lee Walden                 51      Vice President and Chief Financial Officer
Nancy L. McCormick            43      Secretary and Treasurer

         Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected. There are no family relationships between or among the persons named. Each of the officers has held the same or similar position with Montgomery for the past five years.

         Employment Agreements. The Association has entered into employment agreements with Chief Executive Officer Elliott and Vice President Walden providing for an initial term of three years. The employment agreements became effective upon completion of the Conversion and Reorganization and provide for an annual base salary in an amount not less than each individual's respective prior salary and provide for an annual extension subject to the performance of an annual formal evaluation by disinterested members of the Board of Directors of the Association. The agreements also provide for termination upon the employee's death, for cause or in certain events specified by OTS regulations. The employment agreements are also terminable by the employee upon 90 days' notice of the Association.

         The employment agreements each provide for payment in an amount equal to 299% of the five-year annual average base compensation, in the event a "change of control" of the Association where employment involuntarily terminates in connection with such change in control or within twelve months thereafter. For the purposes of the employment agreements, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. ss. 574.3 or 4. Such events are generally triggered prior to the acquisition or control of 10% of the Company's Common Stock. If the employment of Chief Executive Officer Elliott or President Walden had been terminated as of June 30, 1999 under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump sum cash payment of approximately $283,000 and $202,000, respectively. The agreements also provide for the continued payment to each employee of health benefits for the remainder of the term of their contract in the event such individual is involuntarily terminated in the event of change in control.

Employees

         At June 30, 1999, Montgomery had 43 full-time equivalent employees. Montgomery believes that relations with its employees are excellent. Montgomery offers life, health, and disability insurance benefits and a 401(k) retirement plan. None of the employees of Montgomery is represented by a collective bargaining unit.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         Montgomery conducts its business from five offices, all owned by Montgomery, consisting of its main office at 119 East Main Street in
Crawfordsville, its Mill Street office at 816 South Mill Street in Crawfordsville, its Covington office at 417 Liberty Street in Covington, its Williamsport office at 118 North Monroe Street in Williamsport and its Lafayette office at 50 West 250 South in Lafayette. The main office has approximately 16,000 square feet, including the basement, all of which is used for business and operations. The Mill Street office was opened in March 1995 to offer Montgomery's first office with drive-up facilities. The building, containing approximately 3,200 square feet, all of which is used for deposit and loan functions, is located in a low to intermediate income area. The Williamsport office has 2,300 square feed of office space and an additional 1,800 square feet of storage space on the second floor. During calendar year 1998 a drive-up was added to this facility. The Covington office contains approximately 1,600 square feet. Approximately 1,200 square feet is currently being added to the Covington office to facilitate the addition of a drive-up and additional office space due to office growth.

         The Lafayette office, opened in April 1999, contains approximately 3,700 square feet. This office, located approximately 23 miles from the main office, offers residents and businesses located in southwest Tippecanoe County a full service office including ATM, drive-up, lock boxes and all deposit and loan products offered by Montgomery. Montgomery also owns two buildings adjacent to its main office for future expansion, both of which are leased to unaffiliated businesses. The net book value of the buildings, furniture, fixtures and various bookkeeping, accounting and data processing equipment was $2.8 million at June 30, 1999. See "Real Estate Owned" and "Premises and Equipment" in the Notes to Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         From time to time, Montgomery is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans. Montgomery is not aware of any potential litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------
                 MATTERS
                 -------

         Page 47 of the attached 1999 Annual Report to Stockholder is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

         Pages 7 to 19 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         Pages 21 to 44 of the Company's 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
             ACCOUNTING AND FINANCIAL DISCLOSURE
             -----------------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        ----------------------------------------------------
             PERSONS; COMPLIANCE WITH SECTION 16(a) IF THE EXCHANGE ACT
             ----------------------------------------------------------

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
               MANAGEMENT
               ----------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits:
         --------------

                                                                                 Reference to
                                                                                Prior Filing or
        Regulation S-B                                                           Exhibit Number
        Exhibit Number                         Document                          Attached Hereto
        --------------                         --------                          ---------------
          2                    Plan of Acquisition, Reorganization, Arrangement,          None
                                 Liquidation or Succession
          4.1                  Articles of Incorporation and                                *
                                 amendments thereto
          4.2                  Bylaws                                                       *
          9                    Voting Trust Agreement                                     None
         10                    Executive Compensation Plans and Arrangements:
         10.1                  Form of Stock Option and Incentive                           *
         10.2                  Form of Employment Agreement with Earl F. Elliott            *
         10.3                  Form of Employment Agreement with J. Lee Walden              *
         10.4                  Employee Stock Ownership Plan                                *
         10.5                    Management Recognition and Retention Plan                  *
         10.6                  1997 Stock Option and Incentive Plan                        **
         10.7                  1997 Recognition and Retention Plan                         **
         11                    Statement re computation of per share earnings             None
         13                    Annual Report to Security Holders                           13
         16                    Letter re change in certifying accountant                  None
         18                    Letter re change in accounting principles                  None
         21                    Subsidiaries of Registrant                                  21
         22                    Published report regarding matter submitted                None
                                 to vote
         23                    Consent of  Accountants                                     23
         24                    Power of Attorney                                     Not Required
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

** Filed on September 14, 1998 as exhibits to the Company's Schedule 14A proxy statement (file number 001-12987-21).


         (b) Reports on Form 8-K:
         ------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MONTGOMERY FINANCIAL CORPORATION


Date: September 27, 1999                      By:/s/ Earl F. Elliott
                                                 -------------------
                                                 Earl F. Elliott, President

In accordance with Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: September 27, 1999          /s/ Earl F. Elliott
                                  -------------------
                                  Earl F. Elliott, President and Director
                                  (Principal Executive Officer)


Date: September 27, 1999          /s/ J. Lee Walden
                                  -----------------
                                  J. Lee Walden, Chief Financial Officer and
                                  Director (Principal Financial and Accounting
                                   Officer)


Date: September 27, 1999          /s/ Mark E. Foster
                                  ------------------
                                  Mark E. Foster, Director


Date: September 27, 1999          /s/ C. Rex Henthorn
                                  -------------------
                                  C. Rex Henthorn, Director


Date: September __, 1999
                                  Joseph M. Malott, Director


Date: September __, 1999
                                  John E. Woodward, Director


Date: September 27, 1999          /s/ Robert C. Wright
                                  --------------------
                                  Robert C. Wright, Director