Form 10QSB
period 1999-09-30
MONTGOMERY FINANCIAL CORP
filed 1999-11-15
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


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

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 31, 1999, there were 1,361,210 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY

                             Crawfordsville, Indiana

                                   Form 10-QSB

                                      Index



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition

         As of September 30, 1999 and June 30, 1999

         Consolidated Condensed Statement of Income for the Three

         Months Ended September 30, 1999 and 1998

         Consolidated Condensed Statement of Cash Flows for the

         Three Months Ended September 30, 1999 and 1998

         Consolidated Condensed Statement of Changes in Stockholders'

         Equity for the Three Months Ended September 30, 1999

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                        September 30,           June 30,
                                                            1999                 1999
                                                        -------------      -------------

Assets
  Cash ............................................     $     488,318      $     523,585
  Short-term interest-bearing deposits ............         5,688,020          4,409,228
                                                         -------------      -------------
         Total cash and cash equivalents ..........         6,176,338          4,932,813
  Interest-bearing deposits .......................           219,463            219,463
  Securities available for sale ...................           909,730            880,900
  Loans ...........................................       114,860,441        111,641,224
  Allowance for loan losses .......................          (226,000)          (226,000)
                                                        -------------      -------------
       Net loans ..................................       114,634,441        111,415,224
  Real estate owned and held for development, net .         1,170,355          1,181,720
  Premises and equipment ..........................         2,997,794          2,839,409
  Federal Home Loan Bank stock ....................         1,650,700          1,250,700
  Interest receivable .............................           971,594            893,854
  Other assets ....................................           301,607            345,036
                                                        -------------      -------------

         Total assets .............................     $ 129,032,022      $ 123,959,119
                                                        =============      =============

Liabilities
  Deposits
      Noninterest bearing .........................     $   1,330,836      $   1,349,282
        Interest bearing ..........................        84,436,844         81,118,363
                                                        -------------      -------------
                Total deposits ....................        85,767,680         82,467,645
  Federal Home Loan Bank advances .................        23,577,611         20,632,069
  Interest payable ................................           565,176            566,632
  Deferred tax liability ..........................           360,008            347,089
  Other liabilities ...............................           827,990            548,612
                                                        -------------      -------------

         Total liabilities ........................       111,098,465        104,562,047
                                                        -------------      -------------

Stockholders' Equity
    Preferred stock, $.01 par value
        authorized and unissued--2,000,000 shares
  Common stock, $.01 par value--8,000,000 shares
      authorized;  1,361,210 and 1,521,142 issued .            13,612             15,211
  Paid-in capital .................................        11,151,910         12,464,781
  Retained earnings - substantially restricted ....         7,934,269          8,131,251
   Unearned ESOP shares--112,022 and 114,180 ......        (1,120,218)        (1,141,796)
  Unearned compensation ...........................           (83,766)           (92,714)
   Accumulated other comprehensive income .........            37,750             20,339
                                                        -------------      -------------

         Total stockholders' equity ...............        17,933,557         19,397,072
                                                        -------------      -------------


         Total liabilities and stockholders' equity     $ 129,032,022      $ 123,959,119
                                                        =============      =============

See notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                      1999              1998
                                                   -----------      -----------
Interest and Dividend Income
  Loans ......................................     $ 2,237,377      $ 2,100,016
  Investment securities ......................           7,546            3,497
  Deposits with financial institutions .......          97,282          110,558
  Federal Home Loan Bank stock ...............          29,044           18,715
                                                   -----------      -----------
       Total interest and dividend income ....       2,371,249        2,232,786
                                                   -----------      -----------
Interest Expense
  Deposits ...................................       1,050,996        1,099,583
  Federal Home Loan Bank advances ............         320,936          166,173
                                                   -----------      -----------
       Total interest expense ................       1,371,932        1,265,756
                                                   -----------      -----------
Net Interest Income ..........................         999,317          967,030
  Provision for losses on loans ..............                           15,000

Net Interest Income After
  Provision for Losses on Loans ..............         999,317          952,030
                                                   -----------      -----------
Other Income
  Service charges on deposit accounts ........          13,814           10,618
  Net appraisal income (expense) .............           1,011            1,405
  Other income ...............................           7,219            1,751
                                                   -----------      -----------
       Total other income ....................          22,044           13,774
                                                   -----------      -----------
Other Expenses
  Salaries and employee benefits .............         366,322          283,915
  Net occupancy expense ......................          42,688           27,529
  Equipment expense ..........................          60,819           46,557
  Data processing expense ....................          50,735           35,853
  Deposit insurance expense ..................          12,349           12,497
  Real estate operations, net ................          (5,701)          (5,243)
  Advertising expense ........................          25,144           11,292
  Other expenses .............................         155,418          123,876
                                                   -----------      -----------
           Total other expenses ..............         707,774          536,276
                                                   -----------      -----------

Income Before Income Tax .....................         313,587          429,528
  Income tax expense .........................         122,225          174,500
                                                   -----------      -----------

Net Income ...................................     $   191,362      $   255,028

Net Income Per Share
  Basic ......................................     $      0.14      $      0.17
  Diluted ....................................            0.14             0.17

Dividends Per Share ..........................           0.055            0.055

See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                                1999             1998
                                                             -----------      -----------
Operating Activities

  Net income ...........................................     $   191,362      $   255,028
  Adjustments to reconcile net income to net cash
      provided by operating activities

      Provision for loan losses ........................                           15,000

      Depreciation .....................................          78,590           51,402
      ESOP stock amortization ..........................          20,967           25,149
      Amortization of unearned compensation ............           5,768            2,170
      Change in

          Interest receivable ..........................         (77,740)          (7,476)
          Interest payable .............................          (1,456)          81,467
          Other assets .................................          43,429          (32,002)
           Other liabilities ...........................         289,676          (19,466)
                                                             -----------      -----------

          Net cash provided by operating activities ....         550,596          371,272
                                                             -----------      -----------

Investing Activities

  Proceeds from paydowns of securities

      available for sale ...............................                           10,805
  Purchase of securities available for sale ............                         (437,258)
  Net change in loans ..................................      (3,219,217)      (4,295,017)
  Additions to real estate owned and held for investment         (68,144)         (21,785)
  Proceeds from real estate owned sales ................          70,520          286,722
  Purchases of premises and equipment ..................        (227,986)        (298,854)
  Purchase of FHLB of Indianapolis stock ...............        (400,000)         (41,600)
                                                             -----------      -----------

          Net cash used by investing activities ........      (3,844,827)      (4,796,987)
                                                             -----------      -----------


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                 Three Months Ended
                                                                   September 30,
                                                                1999              1998
                                                            -----------      ------------
Financing Activities

  Net change in
       Noninterest-bearing, interest-bearing demand and
          savings deposits ............................     $ 2,653,592      $    890,453
      Certificates of deposit .........................         646,443        (1,838,689)
  Proceeds from FHLB advances .........................       5,000,000         4,000,000
   Repayment of FHLB advances .........................      (2,054,458)       (1,000,000)
  Stock purchase ......................................      (1,630,436)         (119,824)
  Dividends paid ......................................         (77,385)          (90,917)
                                                            -----------      ------------

          Net cash provided by financing activities ...       4,537,756         1,841,023
                                                            -----------      ------------


Net Change in Cash and Cash Equivalents ...............       1,243,525        (2,584,692)

Cash and Cash Equivalents, Beginning of Period ........       4,932,813        10,896,745
                                                            -----------      ------------

Cash and Cash Equivalents, End of Period ..............     $ 6,176,338      $  8,312,053
                                                            ===========      ============

Additional Cash Flow and Supplementary Information

  Interest Paid .......................................     $ 1,373,388      $  1,184,289
  Income Tax Paid .....................................          30,655           387,733
  Transfer from Loans to Other Real Estate Owned ......                           112,191
   Cash Dividends Payable .............................          68,587            83,548


See Notes to Consolidated Condensed Financial Statements

                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (Unaudited)

                                              Common Stock
                                        ------------------------          Paid-in     Comprehensive      Retained      Unearned
                                         Shares           Amount          Capital         Income         Earnings     ESOP Shares
                                         ------           ------          -------         ------         --------     -----------
Balance July 1, 1999 ............       1,521,142      $  15,211      $ 12,464,781                    $ 8,131,251      $(1,141,796)

Net income for the three months
    ended September 30, 1999 ....                                                      $   191,362        191,362

Other comprehensive income,
    net of tax
    Unrealized gain on securities                                                           17,411

Other comprehensive income ......                                                      $   208,773

Cash dividends ($.055 per share)                                                                          (68,587)

Stock purchase ..................        (159,932)        (1,599)       (1,309,080)                      (319,757)

ESOP shares earned ..............                                             (611)                                         21,578

Amortization of unearned
    compensation expense ........                                           (3,180)
                                        ---------      ---------      ------------                    -----------      -----------

Balance September 30, 1999 ......       1,361,210      $  13,612      $ 11,151,910                    $ 7,934,269      $(1,120,218)
                                        =========      =========      ============                    ===========      ===========

                                                            Accumulated
                                                               Other
                                             Unearned      Comprehensive
                                           Compensation        Income         Total
                                           ------------        ------         -----
Balance July 1, 1999 ............           $(92,714)          $20,339     $19,397,072

Net income for the three months
    ended September 30, 1999 ....                                              191,362

Other comprehensive income,
    net of tax
    Unrealized gain on securities                               17,411          17,411

Other comprehensive income ......

Cash dividends ($.055 per share)                                               (68,587)

Stock purchase ..................                                           (1,630,436)

ESOP shares earned ..............                                               20,967

Amortization of unearned
    compensation expense ........              8,948                             5,768
                                           --------            -------     -----------

Balance September 30, 1999 ......           $(83,766)          $37,750     $17,933,557
                                            ========           =======     ===========

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of September 30, 1999, results of operations for the three month periods ending September 30, 1999 and 1998, and cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2000.

Net Income Per Share

Net income per share for the three month periods ended September 30, 1998 and 1997, are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                    September 30, 1999                      September 30, 1998
                                              ------------------                      ------------------
                                                   Weighted         Per                      Weighted        Per
                                                   Average         Share                     Average        Share
                                       Income       Shares         Amount      Income         Shares         Amount
                                       ------       ------         ------      ------         ------         ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $191,362     1,369,146     $   0.14      $255,028      1,519,870     $  0.17
                                                                ========                                  =======
Effect of Dilutive Stock Options
   and Grants ..................            0        10,146                          0         14,403
                                     --------     ---------                   ---------     ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $191,362     1,379,292     $   0.14      $255,028      1,534,273     $  0.17
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

          Financial Condition. Montgomery's total assets were $129.0 million at September 30, 1999, an increase of $5.0 million, or 4.1 percent from June 30, 1999. During this three month period interest-earning assets increased $4.9 million, or 4.2 percent. Short-term interest-earning deposits increased $1.3 million, or 29.0 percent. Loans increased $3.2 million, or 2.9 percent. Federal Home Loan Bank stock increased $400,000 or 32.0 percent due to an increase in Federal Home Loan Bank advances. Deposits increased $3.3 million, or 4.0 percent and FHLB advances increased $2.9 million, or 14.3 percent, causing a net increase in interest-bearing liabilities of 6.1 percent. The increase in borrowings was primarily used to fund loan growth.

          Capital and Liquidity. At September 30, 1999, stockholders' equity was $17.9 million or 13.9 percent of total assets, compared with stockholders' equity of $19.4 million, or 15.7 percent, at June 30, 1999. With the approval of OTS on May 5, 1999, Montgomery began to repurchase 209,171 of its outstanding common stock. The repurchase was completed on September 24, 1999 at a total cost of $2.1 million. The repurchase of stock during the quarter ended September 30, 1999 reduced capital in the amount of $1.6 million. The Association continues to exceed all minimum regulatory capital requirements. At September 30, 1999, the Association's tangible and core capital was $16,674,000, or 13.1 percent of tangible assets, $14,757,000 in excess of the 1.5 percent minimum required tangible capital and $11,582,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $16,165,000, or 20.3 percent of risk-weighted assets, $9,801,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of five percent. The Association's average liquidity ratio for the three months ended September 30, 1999, was 7.6 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY

                             Crawfordsville, Indiana

          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At September 30, 1999 the Association's total assets were $129.0 million and risk based capital was 20.3 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 1999, the most recent date for which information is available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.49 million, which was less than $4.12 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on June 30, 1999 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $815,000.

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

        Presented below, as of June 30, 1999 and June 30, 1998, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at June 30, 1998, and June 30, 1997, the NPV of the Association was $19.8 million and $18.9 million, respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                                At June 30, 1999                      At June 30,1998
-------------------- ----------------- ------------------------------------ ------------------------------------
      Assumed             Board
     Change in            Limit
  Interest Rates         % Change          $ Change          % Change           $ Change          % Change
  (Basis Points)          in NPV            in NPV            in NPV             in NPV            in NPV
----------------------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       +300                   -60            -6,573                -33             -5,717              -30
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       +200                   -50            -4,122                -21             -3,463              -18
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       +100                   -30            -1,809                 -9             -1,452               -8
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
          0                     0                 0                  0                  0                0
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       -100                   -30            +1,166                 +6             +1,020               +5
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       -200                   -50            +2,187                +11             +1,761               +9
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       -300                   -60            +3,329                +17             +2,782              +15
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------

          In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 1999, the Association would experience a 17% increase in NPV in a declining rate environment and a 33% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the
Association in recent periods was primarily due to the maturities of interest-earning assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

          Results of Operations. Montgomery's net income for the three months ended September 30, 1999, was $191,000 compared to $255,000 for the three months ended September 30, 1998, a decrease of $64,000. Net interest income increased $32,000, or 3.3 percent, primarily due to an increase in average interest-earning assets of $11.5 million, or 10.3 percent. Average interest-earning assets were $122.7 million for the three months ended September 30, 1999 compared to $111.2 million for the 1998 period. Average interest-bearing liabilities increased $13.5 million from $92.3 million to $105.8 million during the comparable periods. Interest rate spread was 2.54 percent for both three-month periods. Net interest margin decreased from 3.48 percent for the three months ended September 30, 1998 to 3.26 percent for the three months ended September 30, 1999. Non-interest income was $22,000 for the 1999 three-month period compared to $14,000 for the 1998 period. Non-interest expense was $708,000 for the three months ended September 30, 1999 compared to $536,000 for the 1998 period, an increase of $172,000, or 32.0 percent, primarily due to expenses associated with the operation of the Lafayette, Indiana office which opened in April, 1999. Income before income tax was $314,000 for the three months ended September 30, 1999, compared to $430,000 for the three months ended September 30, 1998, a decrease of $116,000. Income tax for the three months ended September 30, 1999, was $122,000 compared to $175,000 for the three months ended September 30, 1998.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY

                             Crawfordsville, Indiana

          Interest Income. Montgomery's total interest income for the three months ended September 30, 1999, was $2.4 million, an increase of $138,000, or
6.2 percent, compared to interest income for the three months ended September 30, 1998. This increase was primarily caused by an increase in average interest-earning assets from $111.2 million for the three months ended September 30, 1998, to $122.7 million for the three months ended September 30, 1999, an increase of $11.5 million, or 10.3 percent. Average loans increased from $101.7 million for the 1998 period to $112.6 million for the 1999 period and average interest-earning deposits decreased from $8.3 million to $7.7 million and average investment securities increased from $302,000 to $897,000 for the respective periods. The average yield on interest-earning assets was 7.73 percent for the three months ended September 30, 1999, compared to 8.03 percent for the three months ended September 30, 1998. This decrease was primarily caused by a decrease in the average yield on loans from 8.26 percent to 7.94 percent for the current three-month period.

          Interest Expense. Interest expense for the three months ended September 30, 1999, was $1.4 million compared to $1.3 million for the 1998 period, an increase of $106,000, or 8.4 percent. Average interest-bearing liabilities increased $13.5 million, or 14.6 percent, from $92.3 million for the three months ended September 30, 1998, to $105.8 million for the three months ended September 30, 1999. The average cost of funds decreased from 5.49 percent to 5.19 percent for the comparable periods and the average cost of deposits decreased from 5.41 percent to 5.05 percent. In addition, the average rate on FHLB advances decreased from 6.00 percent to 5.68 percent for the comparable periods.

          Provision for Losses on Loans. There was no provision for losses on loans made for the three months ended September 30, 1999, compared to $15,000 for the three months ended September 30, 1998. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in allowance for loss accounts. Loans delinquent ninety days or more were $1,033,000 at September 30, 1999, compared to $547,000 at June 30, 1999.
Non-performing loans to total loans at September 30, 1999, was 0.90 percent compared to 0.49 percent at June 30, 1999. The allowance for loan losses to non-performing loans was 21.9 percent at September 30, 1999 compared to 41.3 percent at June 30, 1999. The allowance to total loans was 0.20 percent at September 30, 1999, 0.20 percent at June 30, 1999. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY

                             Crawfordsville, Indiana

         Non-Interest Income. Montgomery's other income for the three months ended September 30, 1999, totalled $22,000 compared to $14,000 for the three months ended September 30, 1998, an increase of $8,000, or 60.0 percent. During the comparable periods, service charges on deposit accounts increased $3,000 due to an increase in the number of demand deposit accounts and other income increased $5,000.

         Non-Interest Expense. Montgomery's other expenses for the three months ended September 30, 1999, totalled $708,000, compared to $536,000 for the three months ended September 30, 1998, an increase of $172,000, or 32.0 percent. Salaries and employee benefits increased $82,000 primarily due to an increase in personnel to staff the Lafayette Office and to accommodate growth. Net occupancy expense increased $15,000 and equipment expense increased $14,000 primarily due to the increase in expenses associated with operation of the Lafayette Office. Data processing expense increased $15,000 which includes $8,000 related to Year 2000 testing. The balance of the increase in data processing expense is reflective of Montgomery's growth. Advertising expense increased $14,000 primarily due to the advertising increase to promote the recently opened
Lafayette Office operation. Other expenses increased $32,000 for the three months ended September 30, 1999, compared to the same 1998 period. Included in other expenses is approximately $5,000 in expense related to customer awareness of the Y2K issue with the balance of the increase being primarily due to Montgomery's growth.

         Income Tax Expense. Income tax expense for the three months ended September 30, 1999, was $122,000 compared to $175,000 for the three months ended September 30, 1998, due to the change in taxable income.

         Impact of the Year 2000. Montgomery has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue. Applications found in the review that could be affected have been corrected by either replacement of hardware or software updates. The Company's data processing is performed primarily by outside venders. Testing has been completed to verify Year 2000 compliance by the vendors. For the remainder of calendar 1999, the Company will test and evaluate contingency plans and work closely with critical service providers to make sure their systems will be ready for the Year 2000 date change.

         As part of the Y2K planning process, contingency plans have been established for mission-critical systems. These plans provide for alternative methods of doing business, which includes provisions for manual processing procedures, if needed, and addresses the procedures relating to possible liquidity needs in case of an increase in cash requests from customers occurs. These contingency plans will continue to be reviewed, tested, refined and validated as Year 2000 approaches.

         Although management believes it has taken the necessary steps to address the Y2K compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs or equipment, or to incur substantial expenses to make its current systems, programs and equipment Y2K compliant, its financial position and results of operations could be adversely impacted.

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

                        Montgomery Financial Corporation

Date:  November 12, 1999        By:   /s/ Earl F. Elliott
                                      -------------------
                                      Earl F. Elliott, President and Chief
                                         Executive Officer

Date:  November 12, 1999        By:   /s/ J. Lee Walden
                                      -----------------
                                      J. Lee Walden, Vice President and Chief
                                         Financial Officer