Form 10QSB
period 1999-12-31
MONTGOMERY FINANCIAL CORP
filed 2000-02-14
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999


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

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2000, there were 1,361,210 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of December 31, 1999 and June 30, 1999                            3

         Consolidated Condensed Statement of Income for the Three
         And Six Months Ended December 31, 1999 and 1998                      4

         Consolidated Condensed Statement of Cash Flows for the
         Six Months Ended December 31, 1999 and 1998                          5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Six Months Ended December 31, 1999                    7

         Notes to Consolidated Condensed Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                         10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

                        MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                      Crawfordsville, Indiana

                      Consolidated Condensed Statement of Financial Condition
                                            (Unaudited)

                                                              December 31,        June 30,
                                                                  1999              1999
                                                            -------------      -------------
Assets
  Cash ................................................     $     488,146      $     523,585
  Short-term interest-bearing deposits ................        10,883,077          4,409,228
                                                            -------------      -------------
         Total cash and cash equivalents ..............        11,371,223          4,932,813

  Interest-bearing deposits ...........................           169,463            219,463

  Securities available for sale .......................           507,826            880,900

  Loans ...............................................       117,350,287        111,641,224
  Allowance for loan losses ...........................          (226,000)          (226,000)
                                                            -------------      -------------
       Net loans ......................................       117,124,287        111,415,224
        Real estate owned and held for development, net         1,051,918          1,181,720

  Premises and equipment ..............................         3,170,501          2,839,409
  Federal Home Loan Bank Stock ........................         1,893,300          1,250,700

  Interest receivable .................................         1,002,311            893,854

  Other assets ........................................           341,580            345,036
                                                            -------------      -------------
         Total assets .................................     $ 136,632,409      $ 123,959,119
                                                            =============      =============

Liabilities
  Deposits
      Noninterest bearing .............................     $   1,976,530      $   1,349,282
      Interest bearing ................................        84,683,989         81,118,363
                                                            -------------      -------------
         Total deposits ...............................        86,660,519         82,467,645
  Federal Home Loan Bank advances
      and other borrowings ............................        30,391,258         20,632,069
  Interest payable ....................................           590,688            566,632
  Deferred tax liability ..............................           325,382            347,089
  Other liabilities ...................................           642,014            548,612
                                                            -------------      -------------

         Total liabilities ............................       118,609,861        104,562,047

Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,361,210 and 1,521,142 issued .....            13,612             15,211
  Paid-in capital .....................................        11,144,674         12,464,781
  Retained earnings - substantially restricted ........         8,059,697          8,131,251
   Unearned ESOP shares - 109,864 and 114,180 .........        (1,098,639)        (1,141,796)
   Unearned compensation ..............................           (74,818)           (92,714)
   Accumulated other comprehensive income (loss) ......           (21,978)            20,339
                                                            -------------      -------------

         Total stockholders' equity ...................        18,022,548         19,397,072
                                                            -------------      -------------

         Total liabilities and stockholders' equity ...     $ 136,632,409      $ 123,959,119
                                                            =============      =============

See notes to Consolidated Condensed Financial Statements.

                               MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                           Crawfordsville, Indiana

                                  Consolidated Condensed Statement of Income
                                                 (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                       December 31,                        December 31,
                                              -----------------------------     ----------------------------
                                                  1999             1998            1999              1998
                                              -----------      -----------      -----------      -----------
Interest and Dividend Income
  Loans .................................     $ 2,291,716      $ 2,171,744      $ 4,529,093      $ 4,271,760
  Investment securities .................           4,491            5,757           12,037            9,248
  Deposits with financial institutions ..         134,978           85,360          232,259          195,918
  Dividend Income .......................          36,635           20,933           65,680           39,648
                                              -----------      -----------      -----------      -----------
       Total interest and dividend income       2,467,820        2,283,788        4,839,069        4,516,574
                                              -----------      -----------      -----------      -----------


Interest Expense
  Deposits ..............................       1,097,181        1,063,559        2,148,177        2,163,142
  Federal Home Loan Bank advances
       and other borrowings .............         370,080          230,489          691,016          396,662
                                              -----------      -----------      -----------      -----------
       Total interest expense ...........       1,467,261        1,294,048        2,839,193        2,559,804
                                              -----------      -----------      -----------      -----------

Net Interest Income .....................       1,000,559          989,740        1,999,876        1,956,770
  Provision for losses on loans .........                           10,000                            25,000
                                               -----------      -----------      -----------      -----------
Net Interest Income After
  Provision for Losses on Loans .........       1,000,559          979,740        1,999,876        1,931,770
                                              -----------      -----------      -----------      -----------
Other Income
  Service charges on deposit accounts ...          14,863           13,181           28,678           23,799
  Gain on sale of investment securities .          55,644           55,644
  Net appraisal income (expense) ........           4,260           (5,940)           5,271           (4,535)
  Other income ..........................           7,148            1,638           14,366            3,389
                                              -----------      -----------      -----------      -----------
       Total other income ...............          81,915            8,879          103,959           22,653
                                              -----------      -----------      -----------      -----------


Other Expenses
  Salaries and employee benefits ........         423,416          359,398          789,739          643,313
  Net occupancy expense .................          38,224           25,918           80,911           53,447
  Equipment expense .....................          57,487           45,958          118,306           92,515
  Data processing expense ...............          38,055           42,197           88,790           78,050
  Deposit insurance expense .............          12,424           12,695           24,773           25,192
  Real estate operations, net ...........         (13,093)         (10,954)         (18,794)         (16,197)
  Advertising expense ...................          20,847           12,221           45,991           23,513
  Other expenses ........................         161,433          139,922          316,851          263,798
                                              -----------      -----------      -----------      -----------

           Total other expenses .........         738,793          627,355        1,446,567        1,163,631
                                              -----------      -----------      -----------      -----------

Income Before Income Tax ................         343,681          361,264          657,268          790,792
  Income tax expense ....................         148,235          125,390          270,460          299,890
                                              -----------      -----------      -----------      -----------

Net Income ..............................     $   195,446      $   235,874      $   386,808      $   490,902
                                              ===========      ===========      ===========      ===========

Net Income Per Share:
      Basic .............................     $      0.16      $      0.16      $      0.30      $      0.33
      Diluted ...........................     $      0.16      $      0.16      $      0.29      $      0.32

Dividends Per Share .....................     $     0.055      $     0.055      $     0.110      $     0.110



See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                                                     Six Months Ended
                                                                       December 31,
                                                             ----------------------------
                                                                  1999            1998
                                                             -----------      -----------
Operating Activities
  Net income ...........................................     $   386,808      $   490,902
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses ........................                           25,000
      Depreciation .....................................         156,030          125,155
      ESOP stock amortization ..........................          39,390           48,762
      Amortization of unearned compensation ............          10,636            4,341
      Change In
          Interest receivable ..........................        (108,457)         (38,988)
          Interest payable .............................          24,056          108,680
          Other assets .................................           3,456          (89,591)
          Other liabilities ............................         156,819         (419,220)
                                                             -----------      -----------

             Net cash provided by operating activities .         668,738          255,041
                                                             -----------      -----------

Investing Activities

  Proceeds from paydowns of
      securities available for sale ....................                           10,805
  Proceeds from sale of securities
       available for sale ..............................         303,000
   Purchase of securities available for sale ...........                         (441,220)
  Net change in loans ..................................      (5,709,063)      (5,256,388)
  Additions to real estate owned and held for investment         (76,021)         (46,308)
  Proceeds from Real Estate Owned Sales ................         187,853          319,222
  Purchases of premises and equipment ..................        (469,152)        (650,008)
  Purchase of FHLB of Indianapolis stock ...............        (642,600)        (329,200)
                                                             -----------      -----------

             Net cash used by investing activities .....      (6,405,983)      (6,393,097)
                                                             -----------      -----------

                                       5

                      MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                  Crawfordsville, Indiana

                      Consolidated Condensed Statement of Cash Flows
                                        (Continued)

                                                                      Six Months Ended
                                                                       December 31,
                                                            ------------------------------
                                                                  1999              1998
                                                            ------------      ------------
Financing Activities

  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits ............................     $  4,433,645      $  1,960,057
      Certificates of deposit .........................         (240,771)       (5,669,920)
  Proceeds from FHLB advances
      and other borrowings ............................       13,500,000        11,000,000
  Repayment of FHLB advances
      and other borrowings ............................       (3,740,811)       (2,247,413)
Stock purchase ........................................       (1,630,436)         (693,924)
Dividends paid ........................................         (145,972)         (174,465)
                                                            ------------      ------------

             Net cash provided by financing activities        12,175,655         4,174,335
                                                            ------------      ------------

Net Change in Cash and Cash Equivalents ...............        6,438,410        (1,963,721)

Cash and Cash Equivalents, Beginning of Period ........        4,932,813        10,896,745
                                                            ------------      ------------

Cash and Cash Equivalents, End of Period ..............     $ 11,371,223      $  8,933,024


Additional Cash Flow and Supplementary Information

  Interest Paid .......................................     $  2,815,137      $  2,451,124
  Income Tax Paid .....................................          277,824           755,589
Transfer from Loans to Other Real Estate Owned ........                            112,191
   Cash Dividends Payable .............................           68,587            80,663

See Notes to Consolidated Condensed Financial Statements

                                           MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                                       Crawfordsville, Indiana

                                      Consolidated Condensed Statement of Stockholders' Equity
                                                             (Unaudited)

                                                           Common Stock
                                                           ---------------            Paid-in        Comprehensive       Retained
                                                      Shares           Amount        Capital            Income           Earnings
                                                      ------           ------        -------            ------           --------
  Balance July 1, 1999                               1,521,142        $15,211      $12,464,781                           $8,131,251

  Net income for the six months
      ended December 31, 1999                                                                           $386,808            386,808
                                                                                                        --------

  Other comprehensive income,
      net of tax
    Unrealized holdings arising
        during the period, net of tax
        benefit of $5,716                                                                                (8,714)
    Less: Reclassification adjustment
        for gain included in net income,
        net of tax benefit of $22,041                                                                     33,603
                                                                                                        --------
  Unrealized loss on securities                                                                          (42,317)
                                                                                                       ---------

  Other comprehensive income                                                                            $344,491
                                                                                                        ========
  Cash dividends ($.110 per share)                                                                                         (138,605)


  Stock purchase                                       (159,932)       (1,599)          (1,309,080)                        (319,757)

  ESOP shares earned                                                                        (3,767)

  Amortization of unearned
      compensation expense                                                                  (7,260)
                                                     ---------       -------          -----------       --------         ----------
  Balance December 31, 1999                           1,361,210       $13,612          $11,144,674                       $8,059,697
                                                     =========       =======          ===========       ========         ==========

                                                                                            Accumulated
                                                                                               Other
                                                          Unearned           Unearned       Comprehensive
                                                        ESOP Shares        Compensation     Income (Loss)       Total
                                                        -----------        ------------     -------------       -----
  Balance July 1, 1999                                  $(1,141,796)      $  (92,714)         $ 20,339       $19,397,072

  Net income for the six months
      ended December 31, 1999                                                                                    386,808

  Other comprehensive income,
      net of tax
    Unrealized holdings arising
        during the period, net of tax
        benefit of $5,716
    Less: Reclassification adjustment
        for gain included in net income,
        net of tax benefit of $22,041

  Unrealized loss on securities                                                                (42,317)          (42,317)


  Other comprehensive income

  Cash dividends ($.110 per share)                                                                              (138,605)


  Stock purchase                                                                                              (1,630,436)

  ESOP shares earned                                         43,157                                               39,390

  Amortization of unearned
      compensation expense                                                    17,896                              10,636
                                                        -----------       ----------          --------       -----------
  Balance December 31, 1999                             $(1,098,639)      $  (74,818)         $(21,978)      $18,022,548
                                                        ===========       ==========          ========       ===========

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of December 31, 1999, results of operations for the three and six month periods ending December 31, 1999 and 1998, and cash flows for the six month periods ended December 31, 1999 and 1998. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2000.


Net Income Per Share

Net income per share for the three and six month periods ended December 31, 1999 and 1998 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                  December 31, 1999                       December 31, 1998
                                            -----------------                       -----------------
                                                  Weighted        Per                       Weighted         Per
                                                   Average        Share                     Average         Share
                                       Income       Shares        Amount      Income         Shares         Amount
                                     --------     ---------     --------      --------     ---------     ----------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $195,446     1,237,994     $   0.16      $235,874     1,490,103     $    0.16
                                                                ========                                 =========
Effect of Dilutive Stock Options
   and Grants ..................            0         6,588                          0        12,897
                                     --------     ---------                   --------     ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $195,445     1,244,582     $   0.16      $235,874     1,502,999     $    0.16
                                     ========     =========     ========      ========     =========     =========

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

For the Six Months Ended                    December 31, 1999                       December 31, 1998
                                            -----------------                       -----------------
                                                  Weighted        Per                       Weighted         Per
                                                   Average        Share                     Average         Share
                                       Income       Shares        Amount      Income         Shares         Amount
                                     --------     ---------     --------      --------     ---------     -------------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders ......     $386,808     1,303,570     $   0.30  $490,902     1,504,986     $  0.33
                                                                ========                             =======
Effect of Dilutive Stock Options
   and Grants ..................            0         8,367                      0        13,650
                                     --------     ---------               ---------   ----------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders ......     $386,808     1,311,937     $   0.29  $490,902     1,518,636     $  0.32
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

          Financial Condition. Montgomery's total assets were $136.6 million at December 31, 1999, an increase of $12.7 million, or 10.2 percent from June 30, 1999. During this six month period interest-earning assets, including Federal Home Loan Bank stock, increased $12.4 million, or 10.5 percent. Short-term interest-earning deposits increased $6.4 million, or 138.8 percent. This increase was primarily due to the possible need for increased liquidity due to the Year 2000 issue. Loans increased $5.7 million, or 5.1 percent. Federal Home Loan Bank Stock increased $643,000, or 51.4 percent due to an increase in Federal Home Loan Bank advances. Deposits increased $4.2 million, or 5.1 percent and borrowings increased $9.8 million, or 47.3 percent, causing a net increase in interest-bearing liabilities of $14.0 million, or 13.5 percent. The increase in advances was used to fund loan growth and to increase liquidity to acceptable levels as required by Montgomery's Year 2000 contingency planning.

          Capital and Liquidity. At December 31, 1999, Montgomery's stockholders' equity was $18.0 million, or 13.2 percent of total assets, compared with stockholders' equity of $19.4 million, or 15.7 percent, at June 30, 1999. With the approval of the OTS on May 5, 1999, Montgomery began to repurchase 209,171 of its outstanding common stock. The repurchase was completed on September 24, 1999 at a total cost of $2.1 million. The repurchase of stock during the six months ended December 31, 1999 reduced capital in the amount of $1.6 million. The Association continues to exceed all minimum capital requirements. At December 31, 1999, the Association's tangible and core capital was $16.8 million, or 12.5 percent of tangible assets, $14.8 million in excess of the 1.5 percent minimum required tangible capital and $11.4 million in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $16.3 million, or 19.9 percent of risk-weighted assets, $9.8 million more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of four percent. The Association's average liquidity ratio for the six months ended December 31, 1999, was 8.4 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its' interest-bearing liabilities reprice on a different basis than its interest-bearing assets. The OTS issued a regulation which provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Under the regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between
(a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to OTS to calculate exposure and making any deduction from risk-based capital. At December 31, 1999 the Association's total assets were $136.6 million and risk based capital was 19.9 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes however, interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At September 30, 1999, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.58 million, which was less than $4.50 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on September 30, 1999 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $825,000.

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

          Presented below, as of September 30, 1999, and September 30, 1998, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at September 30, 1999 and September 30, 1998, the NPV of the Association was $19.9 million and $18.5 million respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

-------------------- ----------------- ------------------------------------ ------------------------------
                                              At September 30, 1999                At September 30, 1998
-------------------- ----------------- ------------------------------------ ------------------------------
      Assumed            Board
     Change in           Limit
  Interest Rates       % Change          $ Change          % Change           $ Change          % Change
  (Basis Points)        in NPV            in NPV            in NPV             in NPV            in NPV
-------------------- ----------------- ----------------- ------------------ ----------------- ------------
                                             (Dollars in Thousands)
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
       +300                   -60            -7,061                -35             -4,882              -26
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
       +200                   -50            -4,503                -23             -2,815              -15
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
       +100                   -30            -2,029                -10             -1,159               -6
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
          0                     0                 0                  0                  0                0
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
        -100                  -30           +1,242                  +6               +829               +5
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
        -200                  -50           +1,221                 +11             +1,840              +10
-------------------- ----------------- ------------------ ----------------- ----------------- ------------
        -300                  -60           +3,281                 +16             +4,363              +24
-------------------- ----------------- ------------------ ----------------- ----------------- ------------

          In the event of a 300 basis point change in interest rate based upon estimates as of September 30, 1999 the Association would experience a 16% increase, compared to a 24% increase at September 30, 1998, in NPV in a declining rate environment and a 35% decrease, compared to a 26% decrease at September 30, 1998, in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the maturities of interest-bearing assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

          Results of Operations. Montgomery's net income for the three months ended December 31, 1999, was $195,000 compared to $236,000 for the three months ended December 31, 1998, an decrease of $41,000, or 17.4 percent. Net interest income increased $11,000, or 1.1 percent. Average interest-earning assets increased $15.5 million, or 13.8 percent, from $112.7 million for the three months ended December 31, 1998 to $128.2 million for the 1999 three-month period. Average interest-bearing liabilities increased $18.3 million from $94.4 million to $112.7 million during the comparable three-month periods. Interest rate spread decreased from 2.62 percent for the three months ended December 31, 1998, to 2.49 percent for the three months ended December 31, 1999. Net interest margin decreased to 3.12 percent for the three months ended December 31, 1999 from 3.51 percent for the three months ended December 31, 1998. Non-interest income was $82,000 for the 1999 three-month period compared to $9,000 for the 1998 period primarily due to a gain on the sale of available for sale investment securities. Non-interest expense was $739,000 for the three months ended December 31, 1999 compared to $627,000 for the 1998 three-month period, an increase of $112,000, or 17.8 percent, primarily due to expenses associated with the operation of the Lafayette, Indiana office which opened in April, 1999. Income before income tax was $344,000 for the three months ended December 31, 1999 compared to $361,000 for the 1998 period, a decrease of $17,000, or 4.9 percent. Income tax expense increased from $125,000 to $148,000 for the comparable periods.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          For the six months ended December 31, 1999, net income was $387,000 compared to $491,000 for the six months ended December 31, 1998, a decrease of $104,000, or 21.2 percent. Net interest income increased from $1,957,000 for the six months ended December 31, 1998 to $2,000,000 for the six months ended December 31, 1999, an increase of $43,000, or 2.2 percent. Average interest-earning assets increased $13.0 million from $112.5 million for the six months ended December 31, 1998 to $125.5 million for the 1999 six-month period while average interest-bearing liabilities increased $15.3 million during the comparable periods. Non-interest income increased $81,000 primarily due to a gain on the sale of available for sale investment securities. Non-interest expense increased $283,000, or 24.3 percent. This increase was primarily due to an increase in personnel and operational costs in connection with the Lafayette, Indiana office. Growth in other offices also contributed to the increase in expense. Income tax expense was $270,000 for the six months ended December 31, 1999, compared to $300,000 for the six months ended December 31, 1998.

          Interest Income. Montgomery's total interest income for the three months ended December 31, 1999, was $2.5 million, an increase of $184,000, or
8.1 percent, compared to interest income for the three months ended December 31, 1998. This increase was primarily caused by an increase in average interest-earning assets from $112.7 million for the three months ended December 31, 1998, to $128.2 million for the three months ended December 31, 1999, an increase of $15.5 million, or 13.8 percent principally due to loan growth. Average loans increased from $105.2 million for the 1998 three-month period to $115.9 million for the 1998 three-month period and average interest-earning deposits increased from $5.8 million to $9.8 million for the respective periods. The average yield on interest-earning assets was 7.70 percent for the three months ended December 31, 1999, compared to 8.10 percent for the three months ended December 31, 1998.

          Interest income for the six months ended December 31, 1999, was $4.8 million, an increase of $322,000, or 7.1 percent, from interest income for the same period in 1998. Average interest-earning assets for the six months ended December 31, 1999, was $125.9 million compared to $112.4 million for the 1998 six month period, an increase of $13.5 million, or 12.0 percent, principally due to loan growth. The average yield for the 1999 period was 7.71 percent compared to 8.03 percent for the 1998 period.

          Interest Expense. Interest expense for the three months ended December 31, 1999, was $1.5 million, which was an increase of $173,000, or 13.4 percent, from the three months ended December 31, 1998. Average interest-bearing liabilities increased $18.3 million, or 19.4 percent, from $94.4 million for the three months ended December 31, 1998, to $112.7 million for the three months ended December 31, 1999. Average interest-bearing deposits increased $7.5 million and average borrowings increased $10.8 million for the comparable periods. The average cost of funds decreased from 5.48 percent to 5.21 percent for the comparable periods. The average cost of deposits decreased from 5.41 percent to 5.10 percent for the comparable three-month periods. The average cost of borrowings decreased from 5.85 percent to 5.57 percent for the comparable periods due.

          Interest expense for the six months ended December 31, 1999, was $2.8 million, an increase of $279,000, or 10.9 percent, from the six months ended
December 31, 1998. The average cost of funds for the 1999 period was 5.20 percent compared to 5.45 percent for the 1998 period. Average interest-bearing liabilities increased from $93.8 million for the six months ended December 31, 1998 to $112.7 million for the 1999 six-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


          Provision for Losses on Loans. There was no provision for losses on loans for the three months ended December 31, 1999 compared to $10,000 for the three months ended December 31, 1998. During the six months ended December 31, 1998, a $25,000 provision was made compared to a no provision being made in the comparable 1999 six-month period. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $1,166,000 at December 31, 1999, compared to $547,000 at June 30, 1999. Non-performing loans to total loans at December 31, 1999 were 0.99 percent compared to 0.49 percent at June 30, 1999. The allowance for losses to non-performing loans was 19.4 percent at December 31, 1999 compared to 41.3 percent at June 30, 1999. The allowance to total loans was 0.19 percent at December 31, 1999 and 0.20 percent at June 30, 1999. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

          Non-Interest Income. Montgomery's other income for the three months ended December 31, 1999, totalled $82,000 compared to $9,000 for the three months ended December 31, 1998, an increase of $73,000. This increase was primarily due to a gain on the sale of available for sale securities in the amount of $56,000 in the 1999 period compared to no gain during the 1998 period. Service charges on deposit accounts increased of $2,000, net appraisal income increased $10,000 and other income increased $5,000.

         Other income for the six months ended December 31, 1999, was $104,000, an increase of $81,000 from the comparable 1998 six month period. As mentioned above, this increase was primarily due to a gain on the sale of available for sale securities in the amount of $56,000 in the 1999 period compared to no gain during the 1998 period. During the six months ended December 31, 1999, service charges on deposit accounts increased $5,000, appraisal income increased $10,000 and other income increased $11,000 from the 1998 six-month period. These increases are primarily due to the growth of the institution and increased usage of debit cards and related ATM transactions.

         Non-Interest Expense. Montgomery's other expenses for the three months ended December 31, 1999, totalled $739,000, an increase of $111,000, or 17.8 percent, from the three months ended December 31, 1998. Salaries and employee benefits increased $64,000 primarily due to an increase in personnel to accommodate growth and to staff the Lafayette Office which opened in April 1999. Net occupancy expense increased $12,000 and equipment expense increased $12,000 primarily due to the increase in expenses associated with the operation of the Lafayette Office. Advertising expense increased $9,000 and other expenses increased $22,000 primarily due to Montgomery's growth and expansion.

         Non-interest expense for the six months ended December 31, 1999, was $1.4 million compared to $1.2 million, an increase of $283,000, or 24.3 percent, from the six months ended December 31, 1998. Salary and employee benefits increased $146,000, or 22.8 percent. An increase in personnel due to branch office growth and the operation of the new Lafayette office was the primary factor for the increase in salary and employee benefits. Net occupancy expense increased $24,000, equipment expense increased $26,000 and data processing expense increased $11,000. These increases were primarily due to Montgomery's growth and expansion. Advertising expense increased $22,000 primarily due to the advertising increase to promote the Lafayette office. Other expenses for the six months ended December 31, 1999, were $317,000 compared to $264,000 for the six months ended December 31, 1998, an increase of $53,000, or 20.1 percent. Included in other expenses is approximately $6,000 in expense related to customer awareness of the Y2K issue with the balance of the increase being generally reflective of Montgomery's growth.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana



  Impact of the Year 2000. Montgomery conducted testing of all computer systems, programs and equipment on January 1, 2000. This testing reflecting no failures due to the "Year 2000" issue. No items were found which would have any effect on Montgomery or the customers of Montgomery. As of January 31, 2000 all systems appear to be operating properly. Although management believes no future problems will arise due to the "Year 2000" issue, continued monitoring of all computer systems and programs will continue into the year 2000.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings    None.
--------------------------

Item 2.  Changes in Securities    None.
------------------------------

Item 3.  Defaults Upon Senior Securities    None.
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of Montgomery Financial Corporation ("Montgomery") was held at the principal office of Montgomery, 119 East Main Street, Crawfordsville, Indiana 47933, on Tuesday, October 19, 1999, at 2:00 p.m., Crawfordsville time for purposes of electing two Directors, to ratifying the appointment of Olive LLP, as Montgomery's independent auditors for the 2000 fiscal year and transacting such other business as may properly come before the Annual Meeting. Proxy Statements were furnished to such holders on or about September 14, 1999. A total of 1,487,242 shares of common stock of Montgomery were outstanding on August 31, 1999, and a total of 1,349,896 shares were represented at the meeting. Of the 1,349,896 shares, 1,339,896 were voted by proxy and 10,000 were voted in person.

C. Rex Henthorn and John E. Woodward were nominated to hold office as directors until the year 2002 Annual Meeting of Shareholders. Mr. Henthorn has been a director since 1981 and Mr. Woodward since 1975. No other nominations were made at the meeting. C. Rex Henthorn was elected as a director receiving 1,318,596 votes for, with 31,300 votes withheld. John E. Woodward was elected as a director receiving 1,316,224 votes for, with 33,672 votes withheld. With the election of Messrs. Henthorn and Woodward, the terms of the Directors as of October 19, 1999, expire as follows: 2000 - Earl F. Elliott, Mark E. Foster and Robert C. Wright; 2001 - Joseph M. Malott and J. Lee Walden; 2002 - C. Rex Henthorn and John E. Woodward.

Olive LLP ("Olive"), served as independent auditors for Montgomery in fiscal 1999. The Board of Directors approved the appointment of Olive as independent auditors for fiscal 2000, subject to ratification by the shareholders. The appointment of the independent auditors is ratified if more votes are cast in favor of the appointment than against the appointment. The ratification of Olive was approved by 1,340,289 votes in favor, 5,107 votes against and 4,500 abstentions.

Item 5.  Other Information    None.
--------------------------

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


                                      Montgomery Financial Corporation



Date:  February 10, 2000          By: /s/ Earl F. Elliott
                                      ---------------------
                                      Earl F. Elliott, President and Chief
                                      Executive Officer



Date:  February 10, 2000          By:/s/ J. Lee Walden
                                     -------------------
                                     J. Lee Walden, Vice President and Chief
                                     Financial Officer