Form 10QSB
period 2000-03-31
MONTGOMERY FINANCIAL CORP
filed 2000-05-15
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2000


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

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, there were 1,225,089 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index
                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of March 31, 2000 and June 30, 1999                            3

         Consolidated Condensed Statement of Income for the Three
         And Nine Months Ended March 31, 2000 and 1999                     4

         Consolidated Condensed Statement of Cash Flows for the
         Nine Months Ended March 31, 2000 and 1999                         5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Nine Months Ended March 31, 2000                   7

         Notes to Consolidated Condensed Financial Statements              8

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                      10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                16

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                          March 31,          June 30,
                                                            2000               1999
                                                          ---------          ---------
Assets
  Cash                                                $     710,068      $     523,585
  Short-term interest-bearing deposits                    8,712,130          4,409,228
                                                      -------------      -------------
         Total cash and cash equivalents                  9,422,198          4,932,813
  Interest-bearing deposits                                 158,689            219,463
  Securities available for sale                             498,130            880,900
  Loans                                                 118,954,614        111,641,224
  Allowance for loan losses                                (226,000)          (226,000)
                                                      -------------      -------------
       Net loans                                        118,728,614        111,415,224
  Real estate owned and held for development, net         1,099,182          1,181,720
  Premises and equipment                                  3,250,125          2,839,409
  Federal Home Loan Bank Stock                            1,893,300          1,250,700
  Interest receivable                                     1,010,253            893,854
  Other assets                                              391,681            345,036
                                                      -------------      -------------
         Total assets                                 $ 136,452,172      $ 123,959,119
                                                      =============      =============

Liabilities
  Deposits
      Noninterest bearing                             $   1,669,966      $   1,349,282
      Interest bearing                                   88,013,063         81,118,363
                                                      -------------      -------------
         Total deposits                                  89,683,029         82,467,645
  Federal Home Loan Bank advances
      and other borrowings                               28,241,258         20,632,069
  Interest payable                                          474,218            566,632
  Deferred tax liability                                    321,542            347,089
  Other liabilities                                         846,883            548,612
                                                      -------------      -------------
         Total liabilities                              119,566,930        104,562,047
                                                      -------------      -------------
Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,225,089 and 1,521,142 issued            12,251             15,211
  Paid-in capital                                        10,021,046         12,464,781
  Retained earnings - substantially restricted
                                                          8,022,710          8,131,251
   Unearned ESOP shares - 107,706 and 114,180            (1,077,061)        (1,141,796)
   Unearned compensation                                    (65,870)           (92,714)
   Accumulated other comprehensive income                   (27,834)            20,339
                                                      -------------      -------------

         Total stockholders' equity                      16,885,242         19,397,072
                                                      -------------      -------------

         Total liabilities and stockholders' equity    $136,452,172       $123,959,119
                                                       ============       ============

See notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                   Three Months Ended              Nine Months Ended
                                                         March 31,                      March 31,
                                            -------------------------------   -------------------------------
                                                 2000             1999             2000             1999
                                            --------------    -------------   -------------     -------------
Interest and Dividend Income
  Loans                                       $ 2,343,987      $ 2,147,964      $ 6,873,080      $ 6,419,724
  Investment securities                             4,491            7,114           16,528           16,362
  Deposits with financial institutions            128,969          121,015          361,229          316,933
  Dividend Income                                  37,659           24,672          103,338           64,320
                                              -----------      -----------      -----------      -----------
       Total interest and dividend income       2,515,106        2,300,765        7,354,175        6,817,339

Interest Expense
  Deposits                                      1,110,329        1,015,877        3,258,506        3,179,019
Federal Home Loan Bank advances
      and other borrowings                        411,582          281,431        1,102,598          678,093
                                              -----------      -----------      -----------      -----------
     Total interest expense                     1,521,911        1,297,308        4,361,104        3,857,112
                                              -----------      -----------      -----------      -----------

Net Interest Income                               993,195        1,003,457        2,993,071        2,960,227
  Provision for losses on loans                                     15,000                            40,000
                                              -----------      -----------      -----------      -----------

Net Interest Income After
  Provision for Losses on Loans                   993,195          988,457        2,993,071        2,920,227
                                              -----------      -----------      -----------      -----------

Other Income
  Service charges on deposit accounts              15,283           11,814           43,961           35,613

  Gain on sale of investment securities            55,644
  Net appraisal income (expense)                   (3,083)           1,032            2,188           (3,503)
  Other income                                      6,777            1,976           21,143            5,365
                                              -----------      -----------      -----------      -----------
       Total other income                          18,977           14,822          122,936           37,475
                                              -----------      -----------      -----------      -----------

Other Expenses
  Salaries and employee benefits                  425,695          334,954        1,215,434          978,267
  Net occupancy expense                            47,822           31,506          128,733           84,953
  Equipment expense                                58,191           43,147          176,497          135,662
  Data processing expense                          48,820           48,401          137,610          126,451
  Deposit insurance expense                         4,554           13,113           29,327           38,305
  Real estate operations, net                      (1,591)          (4,302)         (20,385)         (20,499)
  Advertising expense                              20,308           11,201           66,299           34,714
  Other expenses                                  143,673          128,805          460,524          392,603
                                              -----------      -----------      -----------      -----------
           Total other expenses                   747,472          606,825        2,194,039        1,770,456
                                              -----------      -----------      -----------      -----------

Income Before Income Tax                          264,700          396,454          921,968        1,187,246
  Income tax expense                               93,590          145,610          364,050          445,500
                                              -----------      -----------      -----------      -----------

Net Income                                    $   171,110      $   250,844      $   557,918      $   741,746
                                              ===========      ===========      ===========      ===========


Net Income Per Share:
      Basic                                   $      0.14      $      0.17      $      0.44       $     0.50

      Diluted                                 $      0.14      $      0.17      $      0.43       $     0.50

Dividends Per Share                           $     0.055      $     0.055      $     0.165       $    0.165

See Notes to Consolidated Condensed Financial Statements.


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                    -----------------------------

                                                                       2000              1999
                                                                    -----------       -----------
Operating Activities

  Net income                                                      $   557,918         $   741,746
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                                                        40,000
          Depreciation                                                238,020             177,191
          Investment securities gains                                 (55,644)
          ESOP stock amortization                                      57,057              70,659
          Amortization of unearned compensation                        15,505               6,511
          Change In
              Interest receivable                                    (116,399)              3,539
              Interest payable                                        (92,414)            (26,480)
              Other assets                                            (46,645)           (137,169)
              Other liabilities                                       319,173            (181,829)

                 Net cash provided by operating activities            876,571             694,168




Investing Activities

  Net change in interest-bearing deposits                              60,774
  Proceeds from paydowns of
      securities available for sale                                                        21,967
   Proceeds from sale of securities
      available for sale                                              358,644
  Purchase of securities available for sale                                              (441,220)
  Net change in loans                                              (7,357,874)         (7,278,877)
  Additions to real estate owned and held for investment              (87,782)           (164,257)
  Proceeds from real estate owned sales                               187,853             319,222
  Purchases of premises and equipment                                (621,785)           (921,745)
   Purchase of FHLB of Indianapolis Stock                            (642,600)           (329,200)

                 Net cash used by investing activities             (8,102,770)         (8,794,110)

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                  --------------------------------
                                                                     2000                  1999
                                                                  -----------           ----------
Financing Activities
  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits                                      $  4,569,095           $  3,141,514
      Certificates of deposit                                      2,646,289             (3,753,451)
  Proceeds from FHLB advances
      and other borrowings                                        22,500,000             11,000,000
  Repayment of FHLB advances
      and other borrowings                                       (14,890,811)            (2,247,413)
 Stock purchase                                                   (2,894,430)              (890,960)
  Dividends paid                                                    (214,559)              (255,128)
                                                                ------------           ------------

             Net cash provided by financing activities            11,715,584              6,994,562



Net Change in Cash and Cash Equivalents                            4,489,385             (1,105,380)

Cash and Cash Equivalents, Beginning of Period                     4,932,813             10,896,745
                                                                ------------           ------------

Cash and Cash Equivalents, End of Period                        $  9,422,198           $  9,791,365



Additional Cash Flow and Supplementary Information

  Interest paid                                                 $  4,453,518           $  3,883,592
  Income tax paid                                                    402,394                935,789
Transfer from loans to other real estate owned                        44,484                112,191
   Cash dividends payable                                             67,383                 79,601


See Notes to Consolidated Condensed Financial Statements


                                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                             Crawfordsville, Indiana

                             Consolidated Condensed Statement of Stockholders' Equity
                                                   (Unaudited)



                                           Common Stock
                                       --------------------      Paid-in    Comprehensive      Retained          Unearned
                                       shares       Amount       Capital        Income         Earnings         ESOP Shares
-------------------------------------------------------------------------------------------------------------------------------

 Balance July 1, 1999                 1,521,142     $15,211     $12,464,781                    $8,131,251      $(1,141,796)

  Net income for the nine months
      ended March 31, 2000                                                       $577,918         557,918
                                                                                 --------

  Other comprehensive income,
      net of tax
    Unrealized holding losses arising
        during the period, net of tax
        benefit of $9,556                                                         (14,570)
    Less: Reclassification adjustment
        for gain included in net income,
        net of tax benefit of $22,041                                              33,603
                                                                               ----------
  Unrealized loss on securities                                                   (48,173)
                                                                               ----------
  Other comprehensive income                                                     $529,745
                                                                                 ========
  Cash dividends ($.165 per share)                                                              (199,707)

 Stock purchase                       (296,053)     (2,960)     (2,424,718)                     (466,752)

  ESOP shares earned                                                 (7,678)                                        64,735

  Amortization of unearned
      compensation expense                                          (11,339)

-------------------------------------------------------------------------------------------------------------------------------
  Balance March 31, 2000              1,225,089     $12,251     $10,021,046                    $8,022,710      $(1,077,061)
===============================================================================================================================


  See Notes to Consolidated Condensed Financial Statement

                                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                             Crawfordsville, Indiana

                             Consolidated Condensed Statement of Stockholders' Equity
                                                   (Unaudited)


                                                               Other
                                             Unearned      Comprehensive
                                            Compensation   Income (Loss)         Total
------------------------------------------------------------------------------------------

 Balance July 1, 1999                      $  (92,714)         $ 20,339       $19,397,072

  Net income for the nine months
      ended March 31, 2000                                                        557,918


  Other comprehensive income,
      net of tax
    Unrealized holding losses arising
        during the period, net of tax
        benefit of $9,556
    Less: Reclassification adjustment
        for gain included in net income,
        net of tax benefit of $22,041

  Unrealized loss on securities                                 (48,173)          (48,173)

  Other comprehensive income

  Cash dividends ($.165 per share)                                               (199,707)

 Stock purchase                                                                (2,894,430)

  ESOP shares earned                                                               57,057

  Amortization of unearned
      compensation expense                     26,844                              15,505

-----------------------------------------------------------------------------------------
  Balance March 31, 2000                   $  (65,870)         $(27,834)      $16,885,242
=========================================================================================

See Notes to Consolidated Condensed Financial Statement

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Montgomery Financial Corporation ("Montgomery"), its subsidiary, Montgomery Savings, A Federal Association (the "Association"), and its subsidiary, MSA SERVICE CORP.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of March 31, 2000, results of operations for the three and nine month periods ending March 31, 2000 and 1999, and cash flows for the nine month periods ended March 31, 2000 and 1999. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2000.


Net Income Per Share

Net income per share for the three and nine month periods ended March 31, 2000 and 1999 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                        March 31, 2000                             March 31, 1999
                                                  --------------                             --------------

                                                     Weighted        Per                        Weighted        Per
                                                      Average        Share                       Average        Share
                                         Income       Shares         Amount         Income       Shares         Amount
                                         ------       ------         ------         ------       ------         ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders             $ 171,110      1,232,010     $    0.14        $ 250,844    1,445,724    $    0.17
                                                                   =========                                  =========

Effect of Dilutive Stock Options
   and Grants                                0           5,220                              0       10,662
                                      --------    ------------                     ----------   ----------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders             $ 171,110      1,237,230     $    0.14       $  250,844    1,456,386    $    0.17
                                      =========      =========     =========       ==========    =========    =========

                                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                                             Crawfordsville, Indiana


For the Nine Months Ended                         March 31, 2000                             March 31, 1999
                                                  --------------                             --------------

                                                     Weighted        Per                        Weighted        Per
                                                      Average        Share                       Average        Share
                                         Income       Shares         Amount         Income       Shares         Amount
                                         ------       ------         ------         ------       ------         ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders             $ 557,918      1,281,955     $    0.44       $  781,746    1,485,529    $    0.50

Effect of Dilutive Stock Options
   and Grants                                 0          7,318                               0      12,654
                                       --------    ------------                     ----------   ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders            $ 557,918       1,289,273     $    0.43       $  741,746    1,498,183    $    0.50
                                     =========       =========     =========       ==========    =========    =========

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward-Looking Statements. When used in this Form 10-QSB or future filings by Montgomery with the Securities and Exchange Commission, in Montgomery's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Montgomery wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect Montgomery's financial performance and could cause Montgomery's actual results for future periods to differ materially from those anticipated or projected. Montgomery does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

          Financial Condition. Montgomery's total assets were $136.5 million at March 31, 2000, an increase of $12.5 million, or 10.1 percent from June 30, 1999. During the nine month period ending March 31, 2000, interest-earning assets, including Federal Home Loan Bank stock, increased $11.8 million, or 10.0 percent. Short-term interest-earning deposits increased $4.3 million, or 97.6 percent. Loans increased $7.3 million, or 6.6 percent. Federal Home Loan Bank Stock increased $643,000 due to an increase in Federal Home Loan Bank advances. Deposits increased $7.2 million, or 8.7 percent and borrowings increased $7.6 million, or 36.9 percent, causing a net increase in interest-bearing liabilities of $14.5 million or 14.3 percent. The increase in borrowings was used to fund loan growth and increase liquidity levels.

         Capital and Liquidity. At March 31, 2000, stockholders' equity was $16.9 million or 12.4 percent of total assets, compared with stockholders' equity of $19.4 million, or 15.7 percent, at June 30, 1999. With the approval of the OTS on May 5, 1999, Montgomery began to repurchase 209,171 shares of outstanding common stock. The repurchase was completed on September 24, 1999 at a total cost of $2.1 million. On March 2, 2000, the OTS approved the repurchase of an additional 136,121 shares of common stock. The repurchase of these shares was completed on March 31, 2000 at a total cost of $1.3 million. The repurchase of stock during the nine months ended March 31, 2000 reduced capital in the amount of $2.9 million. The Association continues to exceed all minimum capital requirements. At March 31, 2000, the Association's tangible and core capital was $15,009,000, or 11.1 percent of tangible assets, $12,982,000 in excess of the
1.5 percent minimum  required  tangible  capital and $9,605,000 in excess of the
4.0 percent minimum required core capital. Risk-based capital equaled $14,513,000, or 17.2 percent of risk-weighted assets, $7,742,000 more than the minimum 8.0 percent risk-based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of four percent. Montgomery's average liquidity ratio for the nine months ended March 31, 2000 was 8.5 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


         Asset/Liability  Management.  The  Association,  like  other  financial institutions,  is  subject  to  interest  rate  risk  to  the  extent  that  its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. The OTS issued a regulation which provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Under the regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to calculate exposure and making any deduction from risk-based capital. At March 31, 2000, the Association's total assets were $136.5 million and risk based capital was
17.2 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At December 31, 1999, the most recent date for which information was available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.72 million, which was less than $4.77 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on December 31, 1999 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $1.03 million.
          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.
          Presented below, as of December 31, 1999, and December 31, 1998, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at December 31, 1999 and December 31, 1998, the NPV of the Association was $18.9 million and $19.2 million respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of the Association.


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


-------------------- ----------------- ------------------------------------ ------------------------------------
                                              At December 31, 1999                 At December 31, 1998
-------------------- ----------------- ------------------------------------ ------------------------------------
      Assumed              Board
                           Limit
     Change in           % Change          $ Change          % Change           $ Change          % Change
  Interest Rates          in NPV            in NPV            in NPV             in NPV            in NPV
  (Basis Points)
----------------------------------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
       +300                   -60            -7,311               -39             -4,644              -24
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       +200                   -50            -4,774               -25             -2,637              -14
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       +100                   -30            -2,254               -12             -1,026               -5
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
          0                     0                 0                 0                  0                0
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
       -100                   -30            +1,571                +8               +633               +3
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        -200                  -50            +2,678               +14             +1,286               +7
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------
        -300                  -60            +3,630               +19             +2,157              +11
-------------------- ----------------- ------------------ ----------------- ----------------- ------------------

         In the event of a 300 basis point  change in interest  rates based upon estimates as of December 31, 1999, the Association would experience a 19% increase in NPV in a declining rate environment and a 39% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities declines. Conversely, during periods of falling rates, the value of monetary assets and liabilities increases. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the
Association in recent periods was primarily due to the maturities of interest-bearing assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

          Results of Operations. Montgomery's net income for the three months ended March 31, 2000 was $171,000 compared to $251,000 for the three months ended March 31, 1999, a decrease of $80,000, or 31.8 percent. Net interest income decreased $10,000, or 1.0 percent. Average interest-earning assets were $130.0 million for the three months ended March 31, 2000 compared to $118.6 million for the 1999 three-month period, an increase of $11.4 million, or 9.6 percent. Average interest-bearing liabilities increased $13.3 million, or 13.1 percent, from $101.3 million to $114.6 million during the comparable three-month periods. Interest rate spread decreased from 2.64 percent for the three months ended March 31, 1999 to 2.43 percent for the three months ended March 31, 2000. Net interest margin decreased to 3.06 percent for the three months ended March 31, 2000 from 3.38 percent for the three months ended March 31, 1999. Non-interest income was $19,000 for the 2000 three-month period compared to $15,000 for the 1999 period. Non-interest expense was $747,000 for the three months ended March 31, 2000 compared to $607,000 for the 1999 three-month period, an increase of $140,000, or 23.2 percent, primarily due to expenses associated with the operation of the Lafayette, Indiana opened in April, 1999. Income before income tax was $265,000 for the three months ended March 31, 2000 compared to $396,000 for the 1999 period, a decrease of $132,000, or 33.2 percent. Income tax expense decreased from $146,000 to $94,000 for the comparable periods.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


         For the nine months ended March 31, 2000, net income was $558,000 compared to $742,000 for the nine months ended March 31, 1999, a decrease of $184,000, or 24.8 percent. Net interest income increased from $33,000 for the comparable periods. Average interest-earning assets increased from $114.5 million for the nine months ended March 31, 1999 to $127.1 million for the 2000 nine-month period while average interest bearing liabilities increased $14.5 during the comparable periods. Non-interest income increased $85,000 primarily due to a gain on the sale of available for sale investment securities. Non-interest expense increased $424,000, or 23.9 percent. This increase was primarily due to an increase in personnel and operational costs in connection with the Lafayette, Indiana office. Growth in other offices also contributed to the increase in expense. Income tax expense was $364,000 for the nine months ended March 31, 2000, compared to $446,000 for the nine months ended March 31, 1999.

          Interest Income. Montgomery's total interest income for the three months ended March 31, 2000, was $2.5 million, an increase of $214,000, or 9.3 percent, compared to interest income for the three months ended March 31, 1999. This increase was primarily caused by an increase in average interest-earning assets from $118.6 million for the three months ended March 31, 1999, to $130.0 million for the three months ended March 31, 2000, an increase of $11.4 million, or 9.6 percent principally due to loan growth. Average loans increased from $105.9 million for the 1999 three month period to $118.0 million for the 2000 three month period and average interest-earning deposits decreased from $10.8 million to $9.6 million for the respective periods. The average yield on interest-earning assets was 7.74 percent for the three months ended March 31, 2000, compared to 7.76 percent for the three months ended March 31, 1999.
          Interest income for the nine months ended March 31, 2000 was $7.4 million, an increase of $537,000, or 7.9 percent, from interest income for the same period in 1999. Average interest-earning assets for the nine months ended March 31, 2000, was $127.1 million compared to $114.5 million for the 1999 nine month period, an increase of $12.6 million, or 11.0 percent, principally due to loan growth. The average yield for the 2000 period was 7.71 percent compared to
7.94 percent for the 1999 period.

          Interest Expense. Interest expense for the three months ended March 31, 2000 was $1.5 million, which was an increase of $225,000, or 17.3 percent, from the three months ended March 31, 1999. Average interest-bearing liabilities increased $13.3 million, or 13.1 percent, from $101.3 million for the three months ended March 31, 1999, to $114.6 million for the three months ended March 31, 2000. The average cost of funds increased from 5.12 percent to 5.31 percent for the comparable periods. The average cost of deposits increased from 5.00 percent to 5.18 percent for the comparable three-month periods. The average cost of borrowings increased from 5.62 percent to 5.73 percent for the comparable periods.
         Interest expense for the nine months ended March 31, 2000, was $4.4 million, an increase of $504,000, or 13.1 percent, from the nine months ended March 31, 1999. The average cost of funds for the 2000 period was 5.25 percent compared to 5.34 percent for the 1999 period. Average interest-bearing liabilities increased from $96.3 million for the nine months ended March 31, 1999 to $110.8 million for the 2000 nine month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


         Provision for Losses on Loans. There was no provision on loans for the three months ended March 31, 2000 compared to $15,000 for the three months ended March 31, 1999. During the nine months ended March 31, 1999, a $40,000 provision was made compared to no provision being made in the comparable 2000 nine-month period. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $1,072,000 at March 31, 2000, compared to $547,000 at June 30, 1999. Non-performing loans to total loans at March 31, 2000 were 0.91 percent compared to 0.49 percent at June 30, 1999. The allowance for losses to non-performing loans was 21.1 percent at March 31, 2000 compared to
41.3 percent at June 30, 1999. The allowance to total loans was 0.19 percent at March 31, 2000 and 0.20 percent at June 30, 1999. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

          Non-Interest Income. Montgomery's other income for the three months ended March 31, 2000, totaled $19,000 compared to $15,000 for the three months ended March 31, 1999, an increase of $4,000, or 28.0 percent. This increase was due to an increase in service charges on deposit accounts in the amount of $3,000, a decrease in net appraisal income of $4,000 and an increase in other income of $5,000.
         Other income for the nine months ended March 31, 2000, was $123,000, an increase of $85,000 from the comparable 1999 nine-month period. This increase was primarily due to a gain on the sale of available for sale securities in the amount of $56,000 in the 2000 period compared to no gain during the 1999 period. During the nine months ended March 31, 2000, service charges on deposit accounts increased $8,000, appraisal income increased $5,000 and other income increased $16,000. The increase in other income was primarily due to increased usage of debit cards and related ATM transactions.

         Non-Interest Expense. Montgomery's other expenses for the three months ended March 31, 2000, totaled $747,000, an increase of $141,000, or 23.2 percent, from the three months ended March 31, 1999. Salaries and employee benefits increased $91,000 primarily due to an increase in personnel to accommodate growth and to staff the Lafayette, Indiana office which opened in April 1999. Net occupancy expense increased $16,000 and equipment expense increased $15,000 primarily due to the increase in expenses associated with the operation of the Lafayette, Indiana office. Advertising expense increased $9,000 and other expenses increased $15,000 primarily due to Montgomery's growth and expansion.
         Non-interest expense for the nine months ended March 31, 2000 was $2.2 million compared to $1.8 million, an increase of $424,000, or 23.9 percent, from the nine months ended March 31, 1999. Salary and employee benefits increased $237,000, or 24.2 percent. An increase in personnel due to branch office growth and the operation of the new Lafayette, Indiana office was the primary factor for the increase in salary and employee benefits. Net occupancy expense increased $44,000, equipment expense increased $41,000 and data processing expense increased $11,000. These increases were primarily due to Montgomery's growth and expansion. Advertising expense increased $32,000 primarily due to the advertising increase to promote the Lafayette, Indiana office. Other expenses for the nine months ended March 31, 2000 were $461,000 compared to $393,000 for the nine months ended March 31, 1999, an increase of $68,000, or 17.3 percent. Included in other expenses is approximately $6,000 in expense related to customer awareness of the Y2K issue with the balance of the increase being generally reflective of Montgomery's growth.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings    None.
--------------------------

Item 2.  Changes in Securities    None.
------------------------------

Item 3.  Defaults Upon Senior Securities    None.
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders    None.
------------------------------------------------------------

Item 5.  Other Information    None.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              Montgomery filed no reports on form 8-K during the quarter ended March 31, 2000.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Montgomery Financial Corporation



Date:  May 11, 2000                By: /s/ Earl F. Elliott
                                      ---------------------
                                      Earl F. Elliott, President and Chief
                                            Executive Officer



Date:  May 11, 2000                By:  /s/ J. Lee Walden
                                       -------------------
                                       J. Lee Walden, Vice President and Chief
                                            Financial Officer