Form 10KSB40
period 2000-06-30
MONTGOMERY FINANCIAL CORP
filed 2000-09-28
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-29312

                        MONTGOMERY FINANCIAL CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

             Indiana                                  35-1962246
 (State or Other Jurisdiction of                    (IRS Employer
 Incorporation or Organization)                   Identification No.)

           119 East Main Street
          Crawfordsville, Indiana                        47933
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $10,078,000 in revenues for the fiscal year ended June 30, 2000.

As of September 6, 2000, there were issued and outstanding 1,244,790 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the last known sale price of such stock as of September 6, 2000, was $1.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2000, are incorporated into Part II. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part III.

                            Exhibit Index on Page 29

                               Page 1 of 30 Pages

                        MONTGOMERY FINANCIAL CORPORATION

                                   Form 10-KSB

                                      INDEX

                                                                            Page

Forward Looking Statement..................................................... 3

PART I

         Item 1.    Description of Business................................... 3
         Item 2.    Description of Property...................................27
         Item 3.    Legal Proceedings.........................................27
         Item 4.    Submission of Matters to a Vote of Security Holders.......27

PART II

         Item 5.    Market for Common Equity and Related
                        Stockholder Matters...................................28
         Item 6.    Management's Discussion and Analysis
                        or Plan of Operation..................................28
         Item 7.    Financial Statements......................................28
         Item 8.    Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure................28

PART III

         Item 9.    Directors, Executive Officers, Promoters
                         and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act....28
         Item 10.   Executive Compensation....................................28
         Item 11.   Security Ownership of Certain Beneficial
                        Owners and Management.................................28
         Item 12.   Certain Relationships and Related Transactions............29
         Item 13.   Exhibits and Reports on Form 8-K..........................29

Signatures....................................................................30

                            FORWARD LOOKING STATEMENT

         This Annual Report on Form 10-KSB ("Form 10-KSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimates or expectations of the Company (as defined below), its directors, or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-KSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I

Item 1.       Description of Business

General

         Montgomery Financial Corporation (the "Company") is an Indiana corporation organized in April 1997 by Montgomery Savings, a Federal Association, for the purpose of serving as a savings and loan holding company. Montgomery Savings Association, a Federal Association, was established in 1888 as an Indiana state-chartered mutual savings and loan association known as The Montgomery Savings Association. It was converted in 1985 to a federally chartered, mutual savings and loan association. On August 11, 1995, Montgomery Savings Association, a Federal Association, transferred substantially all its assets and liabilities to a federally-chartered stock savings and loan association named Montgomery Savings, a Federal Association (the "Association").

         In June 1997, the Company became the holding company of the Association and issued shares of common stock, par value $.01 per share ("Common Stock"), to the public. Pursuant to a Plan of Conversion and Agreement and Plan of Reorganization (the "Plan") adopted by the Association and Montgomery Mutual Holding Company, a federally chartered mutual holding company (the "Mutual Holding Company"), the Mutual Holding Company converted from mutual form to a federal interim stock savings institution and was simultaneously merged with and into the Association, with the Association being the surviving entity and a subsidiary of the Company. At the same time, the Company completed its initial public offering of 1,186,778 shares of Common Stock and exchanged 466,254 shares of Common Stock for the shares of the Association previously held by public stockholders.

         The principal asset of the Company is the outstanding stock of the Association, its wholly owned subsidiary. The Company presently has no separate operations and its business consists of the business of the Association. All references to the Company, unless otherwise indicated, at or before June 30, 1997, refer to the Association.

         The Association conducts business from five offices, two in Crawfordsville (Montgomery county), Indiana, one in Covington (Fountain county), Indiana, one in Williamsport (Warren county), Indiana, and one in Lafayette (Tippecanoe county), Indiana. The Company's principal executive offices are located at 119 East Main Street, Crawfordsville, Indiana 47933, and its telephone number is (765) 362-4710. At June 30, 2000, the Company and its subsidiaries (on a consolidated basis) had total assets of $138.1 million, total liabilities of $121.1 million, including $91.5 million of deposits, $28.2 million of Federal Home Loan Bank advances, and total stockholders' equity of $17.0 million. The deposits of the Association are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Association is subject to regulation and examination by the Office of Thrift Supervision (the "OTS").

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one- to four-family residences.
Approximately 99.5% of the Association's depositors reside in the State of Indiana. One- to four-family residential loans amounted to $93.9 million, or 77.9%, of the Association's total loan portfolio at June 30, 2000. To a lesser extent, the Association originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $18.2 million, or 15.1%, of the total loan portfolio at June 30, 2000, as well as construction loans and consumer loans, which amounted to $3.6 million, or 3.0%, of the total loan portfolio and $4.9 million, or 4.0%, of the total loan portfolio at such date, respectively. The Association also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies. The Association has one wholly owned subsidiary corporation, MSA SERVICE CORP ("MSA"). MSA engages in real estate management.

         At June 30, 2000, the Association exceeded all of its minimum capital requirements. Management attributes its strong capital position to its focus on loans secured by residential properties and a conservative lending philosophy on other types of loans.

Lending Activities

         The Association's revenue consists primarily of interest income generated by lending activities, including the origination of conventional fixed-rate and variable-rate mortgage loans on one- to four-family homes located in the Association's primary market area and consumer loans secured by savings deposits, residential real estate, and various other items of collateral. To a lesser extent, mortgage loans on multi-unit and nonresidential properties are also offered by the Association. The Association does not make loans insured by the Federal Housing Authority ("FHA loans") or loans guaranteed by the Veterans Administration ("VA loans").

         At June 30, 2000, the Association's net loan portfolio totaled $119.1 million. Loans secured by first mortgages on one- to four-family residences, including construction loans, totaled $97.5 million, or 80.9%, of the Association's loan portfolio at June 30, 2000, before net items. The Association originates and retains its mortgage loan portfolio, and currently does not originate mortgage loans for sale to the secondary market.

         Loans to One Borrower. Under OTS regulations, the aggregate amount of loans that the Association can make to any one borrower (including related entities with certain exceptions), is limited to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $2.3 million as of June 30, 2000. The Association's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by unimproved land and a motel in the aggregate amount of $2.2 million. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Data. The following table presents certain information about the composition of the Association's loan portfolio by loan type and security type as of the dates indicated.


                                                                   At June 30,
                                     -------------------------------------------------------------------------
                                             2000                     1999                       1998
                                     --------------------      ---------------------      --------------------
                                     Amount       Percent      Amount        Percent      Amount       Percent
                                     ------       -------      ------        -------      ------       -------
                                                             (Dollars in Thousands)
Type of Loan:
   Mortgage loans:
     Residential                     $95,388       80.07%       $88,989       79.87%      $82,546       82.37%
     Land                              1,176        0.99          1,644        1.47         1,316        1.32
     Nonresidential                   15,522       13.03         13,467       12.09         7,549        7.53
   Construction:
     Residential                       3,599        3.02          2,783        2.50         1,331        1.33
     Nonresidential                      ---        0.00            325        0.29         2,667        2.66
                                    --------      ------       --------      ------      --------      ------
       Total mortgage loans          115,685       97.11        107,208       96.22        95,409       95.21
                                    --------      ------       --------      ------      --------      ------
   Other loans:
     Home equity                       3,945        3.31          4,195        3.76         4,091        4.08
     Savings account and
       unsecured consumer loans          928        0.78          1,199        1.08         1,383        1.38
                                    --------      ------       --------      ------      --------      ------
       Total other loans               4,873        4.09          5,394        4.84         5,474        5.46
                                    --------      ------       --------      ------      --------      ------
   Less:
     Loans in process                  1,520        1.28          1,261        1.13           707        0.70
     Deferred loan fees (cost)          (319)      (0.27)          (300)      (0.27)         (220)      (0.22)
     Loan loss reserves                  226        0.19            226        0.20           186        0.19
                                    --------      ------       --------      ------      --------      ------
       Total adjustments               1,427        1.20          1,187        1.06           673        0.67
                                    --------      ------       --------      ------      --------      ------
       Total loans, net             $119,131      100.00%      $111,415      100.00%     $100,210      100.00%
                                    ========      ======       ========      ======      ========      ======

Type of Security:
   Residential:
     1-4 family                      $97,528       81.87%       $90,908       81.59%      $82,714       82.54%
     5 or more units                   1,459        1.22            864        0.77         1,163        1.16
     Nonresidential                   15,522       13.03         13,792       12.38        10,216       10.19
     Land                              1,176        0.99          1,644        1.47         1,316        1.32
     Residential-second mortgage       3,945        3.31          4,195        3.77         4,091        4.08
     Savings accounts and
       unsecured consumer loans          928        0.78          1,199        1.08         1,383        1.38
                                    --------      ------       --------      ------      --------      ------
       Total loans                   120,558      101.20        112,602      101.06       100,883      100.67
                                    --------      ------       --------      ------      --------      ------
   Less:
     Loans in process                  1,520        1.28          1,261        1.13           707        0.70
     Deferred loan fees (cost)          (319)      (0.27)          (300)      (0.27)         (220)      (0.22)
     Loan loss reserves                  226        0.19            226        0.20           186        0.19
                                    --------      ------       --------      ------      --------      ------
       Total loans, net             $119,131      100.00%      $111,415      100.00%     $100,210      100.00%
                                    ========      ======       ========      ======      ========      ======


         The following table illustrates the maturities of the Association's loan portfolio at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                                 Due During Years Ended June 30,
                                                -------------------------------------------------------------------
                                   Balance at                                2004     2006      2011       2016
                                    June 30,                                  and      to        to         and
                                      2000        2001     2002    2003      2005     2010      2015     following
                                   --------     -------    ------  ------   ------   ------   -------    ---------
                                                              (Dollars In Thousands)
Residential mortgage.............   $95,388     $10,022    $1,793  $3,318   $7,215   $6,832   $28,468      $37,740
Nonresidential mortgage..........    15,522       1,382         9     706      634      517    11,108        1,166
Residential construction.........     3,599       2,457       ---     150      112      ---       ---          880
Land loans.......................     1,176         925         2     ---      ---       21       228          ---
Home equity loans................     3,945         660        96     175      928    1,766       276           44
Savings account and
   unsecured consumer loans......       928         449       108      66      250       18        37          ---
                                   --------     -------    ------  ------   ------   ------   -------      -------
   Total.........................  $120,558     $15,895    $2,008  $4,415   $9,139   $9,154   $40,117      $39,830
                                   ========     =======    ======  ======   ======   ======   =======      =======


         The following table sets forth as of June 30, 2000, the dollar amount of all loans due after one year which have fixed and floating or adjustable interest rates.


                                                    Fixed          Variable
                                                    Rates            Rates            Total
                                                  --------         ---------       ---------
                                                            (Dollars in Thousands)
Residential mortgage............................  $73,972           $11,394        $  85,366
Nonresidential mortgage.........................   13,216               924           14,140
Residential construction........................      880               262            1,142
Land loans......................................      251               ---              251
Home equity loans...............................    3,285               ---            3,285
Savings account and unsecured consumer loans....      479               ---              479
                                                  -------           -------         --------
     Total......................................  $92,083           $12,580         $104,663
                                                  =======           =======         ========


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

         OTS regulations limit the amount which the Association may lend in relationship to the appraised value of the underlying real estate at the time of loan origination. In accordance with such regulations, the Association makes loans on single family residences up to 90% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The Association makes loans from time to time of between 90% and 95% of the value of the real estate and obtains private mortgage insurance on those loans to reduce its exposure to 80% of the real estate's value or makes such loans on an uninsured basis as a part of the Association's Community Reinvestment Program for first-time buyers with low to moderate incomes.

         Adjustable-rate mortgage loans ("ARMs") are offered by the Association for terms of normally 15 to 20 years, although Association will offer such loans up to terms of 25 years. The interest rate adjustment periods on the ARMs are usually one year. The maximum adjustment at each adjustment date is usually 2% with a maximum average adjustment of 4% over the term of the loan. The interest rate adjustments on ARMs presently originated by the Association are tied to changes in the monthly average yield of U.S. Treasury securities adjusted to a constant maturity of one year.

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

         Of the total real estate loans originated by the Association during the year ended June 30, 2000, 10.1% were ARMs and 89.9% were fixed-rate loans.

         The Association's one- to four-family residential loan portfolio, including residential construction loans, totaled approximately $97.5 million at June 30, 2000, and represented 70.6% of total assets and 80.9% of total outstanding loans. Adjustable-rate one- to four-family residential loans comprised 16.5% and fixed- rate loans totaled 61.4% of the Association's total loans at June 30, 2000.

         Construction Loans. The Association offers residential construction loans to owner-occupants and occasionally to builders. At June 30, 2000, the Association had $3.6 million in outstanding residential construction loans.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project.

         Nonresidential Real Estate Loans. The Association makes loans secured by raw land and nonresidential real estate consisting of farms and various retail and other income-producing properties. At June 30, 2000, these loans totaled $16.7 million, or approximately 13.9%, of the Association's total loans.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Federal regulations limit the amount of nonresidential mortgage loans which an association can make to 400% of its capital.

         Consumer Loans. The Association makes consumer loans primarily to depositors on the security of their savings deposits and loans secured by second real estate mortgages. To a lesser extent, unsecured loans are made to credit worthy deposit and mortgage customers of the Association. Second mortgage loans may have terms as long as 15 years depending upon the nature of the request. Such loans are limited in amount by determining 100% of the value of the real estate and substracting any prior liens.

         Although regulations permit the Association to lend up to 100% of the value of savings deposits pledged as collateral for loans, the Association's normal policy is to loan no more than 95% of the current principal balance of pledged accounts. The current interest rate charged on such pledged accounts is usually 2% above the rate paid on the underlying deposit.

         At June 30, 2000, consumer loans totaled $4.9 million, or 4.0%, of the Association's total loans.

         Originations, Purchase and Sale of Loans. Loan originations are developed from a number of sources, including solicitations by the Association's staff, continuing business with depositors and other borrowers, real estate agents, newspaper and radio advertising and walk-in customers.

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

         Consumer loans are underwritten on the basis of the borrower's credit history, the value of the collateral and an analysis of the borrower's income and expenses and ability to repay the loan.

         The following table shows total loans originated and repaid during the periods indicated.

                                                              Years Ended June 30,
                                                 --------------------------------------------
                                                   2000              1999             1998
                                                 --------          --------         ---------
                                                            (Dollars in Thousands)
Total gross loans at beginning of period........  $112,602         $100,883           $87,592
Loans originated:
     Residential mortgage.......................    28,480           34,179            32,628
     Nonresidential mortgage....................     3,768            8,001             5,241
     Residential construction...................     4,460            3,180             2,534
     Nonresidential construction................       ---              555             2,667
     Land loans.................................     1,698              471               269
     Other loans................................       845            2,077             2,761
                                                  --------         --------          --------
       Total loans originated...................    39,251           48,463            46,100
                                                  --------         --------          --------
Participation loans purchased:
     Nonresidential mortgage....................       ---              ---               ---
Participation loans sold:
     Nonresidential mortgage....................       ---              ---               ---
     Loan principal payments....................   (16,609)         (15,631)          (15,268)
     Other changes, net(1)......................   (14,686)         (21,113)          (17,541)
                                                  --------         --------          --------
       Total gross loans at end of period.......  $120,558         $112,602          $100,883
                                                  ========         ========          ========


(1)  Represents   changes  other  than  cash  repayments  of  principal   (i.e.,
     refinanced portion of new loans and foreclosed loans to real estate owned).

         Origination and Other Fees. The Association realizes interest income from its lending activities and also realizes income from late payment charges, credit life and disability insurance premium commissions and fees for other miscellaneous services.

Non-Performing and Problem Assets

         The Association attempts to minimize loan delinquencies through careful underwriting procedures. When mortgage loans become delinquent, the Association attempts to bring the loans current through the assessment of late charges and adherence to its established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and the Association contacts the borrower to request payment. The Association generally will initiate foreclosure proceedings only after attempts to obtain a deed in lieu of foreclosure are unsuccessful or inappropriate and when it becomes apparent that the loan will not be collectible or the collateral is becoming inadequate to support payments of the total debt. The above procedure similarly applies to consumer loans.

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

         Non-Performing Assets. At June 30, 2000, $1,431,000, or 1.01%, of the Association's total assets were non-performing assets compared to $814,000, or 0.66%, of its total assets at June 30, 1999. At June 30, 2000, residential loans and consumer loans accounted for $928,000 and $37,000, respectively, of non-performing assets. The balance of non-performing assets consisted of $25,000 in nonresidential mortgage loans and $441,000 of real estate acquired in settlement of loans.

         The following table sets forth the amounts and categories of the Association's non-performing assets.

                                                                    June 30,
                                                   -----------------------------------------
                                                    2000              1999             1998
                                                   ------             ----             ----
                                                           (Dollars in Thousands)
Nonaccrual loans:
   Residential mortgage loans....................    $856             $422              $635
   Nonresidential mortgage loans.................      25               16                17
   Consumer loans................................     ---              ---               ---
                                                   ------             ----              ----
       Total nonaccrual loans....................     881              438               652
                                                   ------             ----              ----
   Accruing loans contractually past due
     90 days or more:
   Residential mortgage..........................      72               69                36
   Nonresidential mortgage.......................     ---              ---               ---
   Consumer loans................................      37               40                36
                                                   ------             ----              ----
       Total accruing loans contractually past
         due 90 days or more.....................     109              109                72
                                                   ------             ----              ----
       Total non-performing loans................     990              547               724
   Real estate acquired in
     settlement of loans (net)...................     441              267               189
                                                   ------             ----              ----
Total non-performing assets......................  $1,431             $814              $913
                                                   ======             ====              ====

         Delinquent Loans. The following table reflects the amount of loans in a delinquent status as of the dates indicated.

                                              Years Ended June 30,
                                     -----------------------------------------
                                      2000             1999              1998
                                     ------           ------            ------
                                             (Dollars in Thousands)
Loans delinquent for:
   30 to 59 days..................   $2,011           $1,940            $1,242
   60 to 89 days..................      666              885               647
   90 or more days................      990              547               724
                                     ------           ------            ------
       Total delinquent loans.....   $3,667           $3,372            $2,613
                                     ======           ======            ======
Ratio of total delinquent loans
   to total loans.................     3.04%            2.99%             2.59%

         All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of principal or interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

         Classified Assets. Federal regulations and the Association's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of specific loss reserve is not warranted.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

         At June 30, 2000, 1999 and 1998, the aggregate amounts of the Association's classified assets were as follows:

                                                         June 30,
                                      ----------------------------------------
                                        2000            1999             1998
                                       ------           -----           ------
                                               (Dollars in Thousands)
Classified assets:
   Special mention.................   $   ---           $ ---          $   755
   Substandard.....................     1,395             852              913
   Doubtful........................       ---             ---              ---
   Loss............................       ---             ---              ---
                                       ------           -----           ------
       Total classified assets.....    $1,395           $ 852           $1,668
                                       ======           =====           ======

   General loan loss allowance.....   $   226           $ 226          $   186
   Specific loan loss allowance....       ---             ---              ---
                                       ------           -----           ------
       Total allowances............   $   226           $ 226           $  186
                                       ======           =====           ======

         The Association regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. As of the date of its most recent examination, the Association had no disagreement with the Office of Thrift Supervision as to asset classifications.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with the Association's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from review of the loan portfolio. In management's opinion, the Association's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 2000. However, there can be no assurance that regulators, when reviewing the Association's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

         Summary of Loan Loss Experience. The following tables presents changes in the allowance during the past three fiscal years ended June 30, 2000.


                                                                                June 30,
                                                                ------------------------------------------
                                                                 2000              1999              1998
                                                                 ----              ----              ----
                                                                           (Dollars in Thousands)
Balance of allowance at beginning of period...................   $226               $186              $180
   Add: Recoveries on loans previously charged off............    ---                ---               ---
   Less: Charge-offs--residential real estate loans............   ---                ---               ---
                                                                 ----               ----              ----
     Net charge-offs..........................................    ---                ---               ---
   Provision for losses on loans..............................    ---                 40                 6
                                                                 ----               ----              ----
Balance of allowance at end of period.........................   $226               $226              $186
                                                                 ====               ====              ====
   Net charge-offs to total average loans outstanding
     for period...............................................    ---                ---               ---
   Allowance at end of period to net loans receivable
     at end of period.........................................    0.19%             0.20%             0.19%
   Non-performing assets to total assets......................    1.01              0.66              0.78
   Non-performing loans to total loans........................    0.83              0.49              0.72
   Allowance to non-performing loans..........................   22.83             41.32             25.69


         Allocation of Allowance for Loan Losses. The following table provides an analysis of the allocation of the Association's allowance for loan losses at the date indicated.

                                                                           June 30,
                                         ---------------------------------------------------------------------------
                                                2000                        1999                    1998
                                         -----------------------    ----------------------    ----------------------
                                                     Percent of                Percent of                Percent of
                                                      loans in                  loans in                  loans in
                                                        each                      each                      each
                                                     category to               category to               category to
                                         Amount      total loans    Amount     total loans    Amount     total loans
                                         -------     -----------    ------     -----------    ------     -----------
                                                                   (Dollars in Thousands)
Balance at end of period
   applicable to:
Residential.............................  $  93         79.12%       $  80         79.03%      $  76        81.82%
Commercial real estate
   and land.............................     31         13.85           33         13.42           3         8.79
Construction loans......................    ---          2.99          ---          2.76         ---         3.96
Home equity and consumer loans..........     44          4.04           44          4.79          43         5.43
Unallocated.............................     58            ---          69            ---         64           ---
                                           ----        ------         ----        ------        ----       ------
     Total..............................   $226        100.00%        $226        100.00%       $186       100.00%
                                           ====        ======         ====        ======        ====       ======


Investments

         At June 30, 2000, the Company's investment portfolio consists of interest-bearing deposit accounts, marketable equity securities and Federal Home Loan Bank ("FHLB") stock. The following table sets forth information regarding the Company's investment portfolio at the dates indicated.

                                                                           June 30,
                                        --------------------------------------------------------------------------
                                                2000                        1999                    1998
                                        ----------------------     ---------------------     ---------------------
                                          Book           %           Book          %           Book          %
                                          Value       of Total       Value      of Total       Value      of Total
                                        -------       --------     -------      --------     --------    ---------
                                                                   (Dollars in Thousands)
Interest-bearing deposits
   with banks...........................$  259        100.00%     $   219       100.00%      $   215      100.00%
                                        ======        ======      =======       ======       =======      ======
Investment securities:
   Municipals...........................$  ---          0.00%   $     ---         0.00%      $    22        1.78%
   Marketable equity securities.........   444         19.00          881        41.32           290       23.50
                                        ------        ------       ------       ------        ------      ------
       Total investment securities......   444         19.00          881        41.32           312       25.28
FHLB stock.............................. 1,893         81.00        1,251        58.68           922       74.72
                                        ------        ------       ------       ------        ------      ------
Total investment securities
   and FHLB stock.......................$2,337        100.00%      $2,132       100.00%       $1,234      100.00%
                                        ======        ======       ======       ======        ======      ======


Sources of Funds

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

         The Association's deposits as of June 30, 2000 were represented by the various types of savings programs described below.



    Weighted
     Average                                                                           Balance at        Percent
    Interest       Term                                                   Minimum       June 30,        of Total
      Rate       (Months)              Category                           Amount          2000          Deposits
      ----       --------              --------                           ------          ----          --------
                                                                                      (In Thousands)
      3.00%                    NOW accounts                                  N/A        $  4,769           5.21%
      5.04                     Regular savings                               N/A          14,741          16.11
      3.74                     Money market demand accounts                  N/A           5,209           5.69
        ---                    Demand accounts                               N/A           2,581           2.82
                                                                                          ------          -----
       Total withdrawable                                                                 27,300          29.83
                                                                                          ------          -----

      5.69          18         IRA fixed rate and term                       500           2,291           2.50
      5.14          30         IRA fixed rate and term                       500             112           0.12
      6.12           3         Fixed rate and term                           500             144           0.16
      5.71           6         Fixed rate and term                           500           4,683           5.12
      5.83          12         Fixed rate and term                           500          10,460          11.43
      6.04          18         Fixed rate and term                           500           8,279           9.05
      6.00          24         Fixed rate and term                           500          12,665          13.84
      5.77          30         Fixed rate and term                           500           4,429           4.84
      5.83          36         Fixed rate and term                           500           4,022           4.40
      5.82          48         Fixed rate and term                           500           2,254           2.46
      5.97          60         Fixed rate and term                           500           7,882           8.62
      6.52           3 to 60   Fixed rate and term                           500              57           0.06
      6.56     Various         Public funds                                  500           6,929           7.57
                                                                                          ------          -----
         Total certificates                                                               64,207          70.17
                                                                                          ------          -----
     Total deposits                                                                      $91,507         100.00%
                                                                                         =======         ======


         The following table presents the certificates of deposit issued by the Association, classified by rates at the dates indicated.

                                                  June 30,
                                --------------------------------------------
                                  2000              1999              1998
                                -------            -------           -------
                                           (Dollars in Thousands)
4.00% and below...............$     ---         $       85        $      ---
4.01 to 6.00%.................   33,273             50,810            45,810
6.01 to 8.00%.................   30,934              9,623            18,766
8.01 to 10.00%................      ---                ---                 8
                                -------            -------           -------
                                $64,207            $60,518           $64,584
                                =======            =======           =======

         An analysis of the certificates of deposit issued by the Association by amount and maturity at June 30, 2000, is as follows:

                                                 Amounts at June 30, 2000 Maturing In
                      --------------------------------------------------------------------------------------------
                                                   Two To       Greater                                 Percent of
                      Less Than       One To        Three      than Four                                   Total
                      One Year       Two Years      Years        Years     Thereafter      Total       Certificates
                      --------       ---------      -----        -----     ----------      -----       ------------
                                                   (Dollars in Thousands)
     4.01 to 6.00%      $19,434      $ 8,502        $2,732       $2,547     $     58      $33,273          51.82%
     6.01 to 8.00%       13,863       11,617         3,716          454        1,284       30,934          48.18


         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2000.

                                                            At June 30, 2000
                                                            ----------------
         Maturity Period                                    (In thousands)
     Three months or less..................                     $  4,123
     Four through six months...............                        4,539
     Seven through twelve months...........                        6,754
     Over twelve months....................                        5,260
                                                                 -------
         Total.............................                      $20,676
                                                                 =======

         The following table presents the change in dollar amount of deposit accounts by savings type for the years ended June 30, 2000, 1999 and 1998.

                                                                  June 30,
                          ---------------------------------------------------------------------------------------------
                                        2000                        1999                           1998
                          -------------------------------  -----------------------------  -----------------------------
                                       Percent  Increase              Percent   Increase             Percent  Increase
                                          of       or                    of        or                   of       or
                             Amount     Total   Decrease   Amount      Total    Decrease    Amount    Total   Decrease
                         ----------   -------  ---------  --------     ------   ---------  --------  -------- -----------
                                                            (Dollars in Thousands)
Demand accounts          $  2,581        2.82%$  1,232    $  1,349        1.64%$   (516)   $  1,865      2.22%  $    700
NOW accounts                4,769        5.21      887       3,882        4.71      120       3,762      4.48        222
Regular savings            14,741       16.11    3,763      10,978       13.31    3,011       7,967      9.49      3,562
Money market demand
   accounts                 5,209        5.69     (532)      5,741        6.96      (63)      5,804      6.91     (1,338)
Certificate of deposit     64,207       70.17    3,689      60,518       73.38   (4,066)     64,584     76.90      9,571
                         --------      ------ --------    --------      ------ --------    --------    ------   --------
     Total               $ 91,507      100.00%$  9,039    $ 82,468      100.00%$ (1,514)   $ 83,982    100.00%  $ 12,717
                         ========      ====== ========    ========      ====== ========    ========    ======   ========


         The  following   table  sets  forth  the  savings   activities  of  the
Association for the periods indicated.

                                                                          Years Ended June 30,
                                                                ------------------------------------------
                                                                 2000              1999             1998
                                                                -------          --------         --------
                                                                         (Dollars in Thousands)
Balance, beginning of period..............................      $82,468          $83,982           $71,265
Net (decrease) increase before interest credited..........        4,241           (6,199)            8,738
Interest credited.........................................        4,798            4,685             3,979
                                                                  -----            -----             -----
Net increase (decrease) in deposits.......................        9,039           (1,514)           12,717
                                                                -------          -------           -------
Balance, end of period....................................      $91,507          $82,468           $83,982
                                                                =======          =======           =======


         Deposit flows historically have been related to general economic conditions. To address these historical trends, the Association, as well as the thrift industry as a whole, has increasingly relied on short-term certificate accounts and other deposit alternatives that are more responsive to market conditions than passbook accounts and long-term certificates. This greater variety of deposit accounts has allowed the Association to be more competitive in obtaining funds. At the same time, however, these sources of funds can be more costly than traditional sources. In addition, the Association at times has become increasingly subject to short-term fluctuations in deposit flows as customers have become more interest-rate conscious. The ability of the Association to attract and maintain savings deposits and the Association's cost of funds have been, and will continue to be, significantly affected by money market conditions. The Association continues to rely upon its core deposits to support its operations.

         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Indianapolis, the Association is authorized to apply for advances from the FHLB of Indianapolis, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances depends upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If a savings institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If a savings institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2000, the Association was in compliance with the QTL Test.

         The following table sets forth the maximum amount of the Association's FHLB advances during the years ended June 30, 2000, 1999 and 1998 along with the balance of FHLB advances outstanding at the end of each such period.

                                                 Years Ended June 30,
                                      -------------------------------------
                                       2000            1999          1998
                                      ------           ----        --------
                                          (Dollars in Thousands)
Maximum balance outstanding
   at any month end.................   $28,241        $20,013        $11,261
Period end balance..................    28,241         20,013         11,261
Weighted average interest rate
   of FHLB advances at period end...      6.04%          5.60%          5.88%

Service Corporation

         OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

         The Association currently owns one subsidiary, MSA Service Corporation ("MSA"), a real estate management company. At present, MSA owns a tract of land which is being developed for the construction of 15 condominium units. At June 30, 2000, MSA had total assets of $502,000, liabilities of $93,000 and net worth of $409,000. MSA had net income of $7,000 and a net loss of $11,000 for the years ended June 30, 2000 and 1999, respectively.

Employees

         As of June 30, 2000, the Association employed 48 persons, of which 48 are full-time equivalent employees. None of the employees of Association are represented by a collective bargaining unit and management considers employee relations to be excellent. Employee benefits for the Association's full-time employees include, among other thing, health insurance, disability insurance, life insurance and participation in a 401(k) retirement plan.

                                   COMPETITION

         The Association's market area consists of Montgomery, Fountain, Tippecanoe and Warren counties, Indiana. The home office of the Association is located in Crawfordsville, Montgomery county, Indiana and its branch offices are in Fountain, Tippecanoe and Warren counties. The market area in Montgomery, Fountain and Warren counties is characterized by a lower growth rate in population and moderately lower unemployment levels. This market area's strongest employment categories are manufacturing, services and wholesale/retail trade with a lower level of residents employed in the agriculture and mining industry category. In addition to a large agricultural base, Montgomery, Fountain and Warren counties have over 40 major industrial businesses employing over 10,000 workers. These businesses manufacture travel trailers, bottle caps, industrial lighting, steel and car parts as well as many other products.

         The Association's branch office in Tippecanoe county was opened in April 1999. The addition of this branch office has provided the Association with an opportunity to enter into a market area with a higher growth rate in population and higher average household income levels than in the Association's other three county market area. Economic activity in Tippecanoe county continues to grow as new and existing businesses and manufacturers announce expansion and workforce additions. Tippecanoe county's labor force totals nearly 100,000 workers. In 1998, Industry Week magazine ranked Lafayette among the nation's top 25 in growth and total number of manufacturing jobs.

         In its market area, the Association competes for deposits with other savings institutions, commercial banks and credit unions. The primary factors in competing for deposits are interest rates and convenience of office location. In lending, the Association competes with other savings institutions, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         On June 30, 1999, the latest date for which such data is available, there were approximately 23 different financial institutions with a total of 46 offices in Montgomery, Fountain and Warren counties. According to information provided by the FDIC, these institutions held approximately $820.3 million in deposits in those 46 banking offices. The Association held approximately 11.2% of the deposits in the three county area. As of June 30, 1999, Tippecanoe county had 17 different financial institutions with $1.9 billion in deposits in 52 offices. The April 1999 opening of the Lafayette office has allowed the Association to enter into a market area with the same number of financial institutions and over two times the available deposits as compared to the Association's other three county market area. Similar information is not readily available for loans.

                                   REGULATION

General

         As  a  federally  chartered,   SAIF-insured  savings  association,  the
Association is subject to extensive regulation by the OTS and the FDIC. For example, the Association must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Association's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. The Association's semi-annual assessment is approximately $18,000.

         The Association is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of the Association's securities, and limitations upon other aspects of banking operations. In addition, the Association's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Savings and Loan Holding Company Regulation

         The Company, as the holding company for the Association, is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

         In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Company, or any person who owns more than 25% of the common stock of the Company, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

         The Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Company qualifies under this grandfather provision, the GLB Act did not affect the Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the holding company were a bank holding company and its subsidiary savings association were a bank. See "-Qualified Thrift Lender." At June 30, 2000, the Association's asset composition exceeded that required to qualify the respective institutions as Qualified Thrift Lenders.

         If the Company were to acquire control of another savings association other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after  becoming a  multiple  savings  and loan  holding  company  or  subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         The Association is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB became voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period must qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Association currently intends to remain a member of the FHLB of Indianapolis.

         As a member of the FHLB, the Association is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 2000, the Company's investment in stock of the FHLB of Indianapolis was $1.9 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended June 30, 2000, dividends paid by the FHLB of Indianapolis to the Association totaled approximately $141,000, for an annual rate of 8.0%.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations, such as the
Association, and for banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law. In 1996, however, legislation was enacted to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF. See "- Assessments" below.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Association was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Association recognized this one-time assessment as a non-recurring operating expense during the three-month period ending September 30, 1996 and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Association's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until such a merger occurs, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. This amendment became effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 2000, the Association was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, the Association nevertheless measures its interest rate risk in conformity with the OTS regulation. As of June 30, 2000, the Association, had it been subject to reporting, would have been required to deduct approximately $730,000 from its total capital available to calculate its risk-based capital requirement. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2000, the Association was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

         The OTS adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the prior version of the regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2000, the Association's retained net income standard was approximately $79,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Association is a subsidiary of savings and loan holding companies, this latter provision requires, at a minimum, that the Association file a notice with the OTS 30 days before making any capital distributions to the their respective holding companies.

         In addition to these regulatory restrictions, the Association's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Company. The Plan of Conversion requires the Association to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as defined in the Plan) and prohibits the Association from making capital distributions if its net worth would be reduced below the amount required for the liquidation accounts.

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on the Association's current operations.

Safety and Soundness Standards

         In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. During 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each savings association's lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the savings association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the savings association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the savings association's real estate lending policies. The savings association's written real estate lending policies must be reviewed and approved by the savings association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

         Under OTS regulations, the Association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 2000, the Association's lending limit under this restrictions was $2.3 million. The
Association did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Company's business operations or earnings following the effective time or the merger.

Qualified Thrift Lender

         Savings associations must meet a QTL Test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of June 30, 2000, the Association was in compliance with its QTL requirement, with approximately 87.32% of its assets invested in QTIs.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

         The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

         Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

Transactions with Affiliates

         The Association is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of common stock of the Company have been registered with the SEC under the 1934 Act and, as a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following the Association's conversion to stock form, if the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of common stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated the Association's record of meeting community credit needs as satisfactory.

                                    TAXATION

Federal Taxation

         Historically, savings associations, such as the Association, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using experience method. As a result fo the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured unless
(i) the savings  association  no longer  qualifies as a bank under the Code,  or
(ii) the savings association pays out excess dividends or distributions.

         Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deducted claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The federal income tax returns of the Company have not been audited in recent years. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

State Taxation

         The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company's state income tax returns have not been audited in recent years.

Item 2.       Description of Property

         The following table provides certain information with respect to the Association's offices as of June 30, 2000.

                                            Year Opened        Approximate
Description and Address       Ownership      or Acquired      Square Footage
-----------------------       ---------    --------------     ---------------
Main Office:
119 East Main Street
Crawfordsville, IN 47933        Owned           1888                16,000

Mill Street Office:
816 South Mill Street
Crawfordsville, IN 47933        Owned           1995                 3,200

Covington Office:
417 Liberty Street
Covington, IN 47932             Owned           1991                 2,800

Williamsport Office:
118 North Monroe Street
Williamsport, IN 47993          Owned           1990                 4,100

Lafayette Office:
50 West 250 South
Lafayette, IN 47909             Owned           1999                 3,700

         The Association conducts its business and offers services from five offices consisting of its main office in Crawfordsville, its Mill Street office in Crawfordsville, its Covington office, its Williamsport office and its Lafayette office. The main office has approximately 16,000 square feet, including a basement, all of which is used for business and operations. The Mill Street office, the Association's first office to offer drive-up facilities, is located in a low to intermediate income area and contains approximately 3,200 square feet, all of which is used for deposit and loan functions. The Williamsport office has 2,300 square feet of office space and an additional 1,800 square feet of storage space on a second floor and also offers drive-up facilities. The Covington office contains approximately 1,600 square feet in addition to the approximately 1,200 square feet that was recently added to the Covington office to facilitate the addition of a drive-up and additional office space due to office growth. The Lafayette office, opened in April 1999, has approximately 3,700 square feet. This office, located approximately 23 miles from the main office, offers residents and businesses located in southwest Tippecanoe county a full service office including ATM, drive-up, lock boxes and all deposit and loan products offered by the Association.

         The Company also owns two buildings adjacent to its main office for future expansion, both of which are leased to unaffiliated businesses. The net book value of the buildings, furniture, fixtures and various bookkeeping, accounting and data processing equipment was $3.2 million at June 30, 2000. See "Premises and Equipment" in the Notes to Consolidated Financial Statements for additional information.

Item 3.       Legal Proceedings

         Although the Company and the Association are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Company's or the Association's property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         The information required by this item is incorporated by reference to the material under the heading "Stockholder Information" on page 40 of the Company's 2000 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.       Management's Discussion and Analysis or Plan of Operations

         The information required by this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 7 to 16 of the Shareholder Annual Report

Item 7.       Financial Statements

         The Company's Consolidated Financial Statements and Notes thereto contained on pages 17 to 38 in the Shareholder Annual Report are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

         The information required by this item with respect to directors and executive officers is incorporated by reference to pages 2 through 5 of the Company's Proxy Statement for its 2000 Annual Shareholder Meeting (the "2000 Proxy Statement").

Section 16(a) Beneficial Ownership Reporting Compliance

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

Item 10. Executive Compensation

         The information required by this item is incorporated by reference to pages 6 through 8 of the 2000 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to pages 1 through 3 of the 2000 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to pages 7 through 8 of the 2000 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits.

                                    Exhibit Index                          Page

         3(1) The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-24721)(the "Registration Statement"), as amended.

         3(2)        The By-Laws of the  Registrant  are  incorporated  by
                     reference   to  Exhibit   3.2  to  the   Registration
                     Statement.

         10(1) Form of Stock Option and Incentive Plan of the Registrant is incorporated by reference to Exhibit
                     10.1 to the Registration Statement.

         10(2) Employment Agreement between Montgomery Savings, A Federal Association and Earl F. Elliot is incorporated by reference to Exhibit 10.2 to the Registration Statement.

         10(3) Employment Agreement between Montgomery Savings, A Federal Association and J. Lee Walden is incorporated by reference to Exhibit 10.3 to the Registration Statement.

         10(4)       Employee  Stock  Ownership  Plan is  incorporated  by
                     reference  to  Exhibit   10.4  to  the   Registration
                     Statement.

         10(5)       Management   Recognition   and   Retention   Plan  is
                     incorporated by reference to Exhibit 10.5 to the Registration Statement.

         10(6) 1997 Stock Option and Incentive Plan is incorporated by reference to Exhibit A to the Registrant's proxy statement for the fiscal year ended June 30, 1998.

         10(7) 1997 Recognition and Retention Plan is incorporated by reference to Exhibit B to the Registrant's proxy statement for the fiscal year ended June 30, 1998.

         13          Shareholder Annual Report

         21          Subsidiaries of the Registrant

         23          Consent of Independent Auditors

         27          Financial Data Schedule

(b)       Reports of Form 8-K.

          The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MONTGOMERY FINANCIAL CORPORATION


Date: September 25, 2000                          By: /s/ Earl F. Elliott
                                                     ---------------------------
                                                      Earl F. Elliott, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this day of September, 2000.

     Signatures                              Title                  Date
     ----------                      --------------------           ----
(1)  Principal Executive Officer:

     /s/ Earl F. Elliot              President and Director  )
     -------------------------------                         )
     Earl F. Elliot                                          )
                                                             )
                                                             )
(2)  Principal Financing and                                 )
     Accounting Officer:                                     )
                                                             )
                                                             )
     /s/ J. Lee Walden                                       )
     ------------------------------- Chief Financial Officer )
     J. Lee Walden                   and Director            )
                                                             )
(3)  Board of Directors:                                     )
                                                             )
                                                             )
     /s/ Mark E. Foster              Director                )
     -------------------------------                         )
     Mark E. Foster                                          )
                                                             )September 25, 2000
                                                             )
                                                             )
     /s/ C. Rex Henthorn             Director                )
     -------------------------------                         )
     C. Rex Henthorn                                         )
                                                             )
                                                             )
     /s/ Joseph M. Mallott           Director                )
     -------------------------------                         )
     Joseph M. Mallott                                       )
                                                             )
                                                             )
     /s/ John E. Woodward            Director                )
     -------------------------------                         )
     John E. Woodward                                        )
                                                             )
                                                             )
     /s/ Robert C. Wright            Director                )
     -------------------------------                         )
     Robert C. Wright                                        )