Form 10QSB
period 2000-09-30
MONTGOMERY FINANCIAL CORP
filed 2000-11-13
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ================

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   September 30, 2000
                                        ------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-29312

                        MONTGOMERY FINANCIAL CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

          Indiana                                      35-1962246
          -------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)

   119 East Main Street
  Crawfordsville, Indiana                                47933
  -----------------------                                -----
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

     As of October 31, 2000,  there were  1,244,790  shares of the  Registrant's
           ----------------               ---------
common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                   Form 10-QSB

                                      Index

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Statement of Financial Condition
        As of September 30, 2000 and June 30, 2000                          3

        Consolidated Condensed Statement of Income for the Three
        Months Ended September 30, 2000 and 1999                            4

        Consolidated Condensed Statement of Cash Flows for the
        Three Months Ended September 30, 2000 and 1999                      5

        Consolidated Condensed Statement of Stockholders'
        Equity for the Three Months Ended September 30, 2000                7

        Notes to Consolidated Condensed Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                           9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities and Use of Proceeds                          14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

Signatures                                                                 15

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                      September 30,           June 30,
                                                                          2000                  2000
                                                                      ------------          ------------
Assets
  Cash                                                                $  1,087,298          $    394,392
  Short-term interest-bearing deposits                                  11,858,218            10,131,874
                                                                      ------------          ------------
         Total cash and cash equivalents                                12,945,516            10,526,266
  Interest-bearing deposits                                                239,313               258,689
  Investment securities available for sale                                 588,945               443,917
  Loans                                                                119,202,948           119,356,784
  Allowance for loan losses                                               (226,000)             (226,000)
                                                                      ------------          ------------
       Net loans                                                       118,976,948           119,130,784
  Premises and equipment                                                 3,234,063             3,236,258
  Federal Home Loan Bank stock                                           1,893,300             1,893,300
  Foreclosed assets and real estate held for development, net            1,570,298             1,301,996
  Interest receivable                                                      908,955               951,010
  Other assets                                                             361,256               380,038
                                                                      ------------          ------------
         Total assets                                                 $140,718,594          $138,122,258
                                                                      ============          ============

Liabilities
  Deposits
      Noninterest bearing                                             $  2,426,452          $  2,580,192
      Interest bearing                                                  96,203,620            88,926,339
                                                                      ------------          ------------
                Total deposits                                          98,630,072            91,506,531
  Federal Home Loan Bank advances                                       23,241,258            28,241,258
  Interest payable                                                         679,637               534,341
  Other liabilities                                                      1,051,532               859,417
                                                                      ------------          ------------
         Total liabilities                                             123,602,499           121,141,547
                                                                      ------------          ------------


Stockholders' Equity
  Preferred stock, $.01 par value
     authorized and unissued--2,000,000 shares
  Common stock, $.01 par value--8,000,000 shares
     authorized;  1,244,790 issued                                          12,448                12,448
  Paid-in capital                                                       10,173,769            10,176,190
  Retained earnings - substantially restricted                           8,145,439             8,102,308
  Unearned ESOP shares                                                  (1,034,576)           (1,055,482)
  Unearned compensation                                                   (188,706)             (199,633)
  Accumulated other comprehensive income (loss)                              7,721               (55,120)
                                                                      ------------          ------------

         Total stockholders' equity                                     17,116,095            16,980,711
                                                                      ------------          ------------

         Total liabilities and stockholders' equity                   $140,718,594          $138,122,258
                                                                      ============          ============

See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                         September 30,
                                                             ----------------------------------
                                                                 2000                   1999
                                                             ----------              ----------
Interest and Dividend Income

  Loans                                                      $2,360,812              $2,237,377
  Investment securities                                           5,518                   7,546
  Deposits with financial institutions                          197,366                  97,282
  Federal Home Loan Bank stock                                   40,453                  29,044
                                                             ----------              ----------
       Total interest and dividend income                     2,604,149               2,371,249
                                                             ----------              ----------
Interest Expense
  Deposits                                                    1,327,277               1,050,996
  Federal Home Loan Bank advances                               408,418                 320,936
                                                             ----------              ----------
       Total interest expense                                 1,735,695               1,371,932
                                                             ----------              ----------
Net Interest Income                                             868,454                 999,317
  Provision for losses on loans
                                                             ----------              ----------

Net Interest Income After
  Provision for Losses on Loans                                 868,454                 999,317
                                                             ----------              ----------
Other Income
  Service charges on deposit accounts                            15,910                  13,814
  Loss on sale of available for sale securities                    (535)
  Real estate operations, net                                     6,203                   5,701
  Other income                                                   13,957                   8,230
                                                             ----------              ----------
       Total other income                                        35,535                  27,745
                                                             ----------              ----------

Other Expenses
  Salaries and employee benefits                                419,186                 366,322
  Net occupancy expense                                          46,910                  42,688
  Equipment expense                                              55,666                  60,819
  Data processing expense                                        43,911                  50,735
  Deposit insurance expense                                       4,649                  12,349
  Advertising expense                                            20,173                  25,144
  Other expenses                                                151,735                 155,418
                                                             ----------              ----------
           Total other expenses                                 742,230                 713,475
                                                             ----------              ----------

Income Before Income Tax                                        161,759                 313,587
  Income tax expense                                             54,885                 122,225
                                                             ----------              ----------

Net Income                                                   $  106,874              $  191,362
                                                             ==========              ==========

Net Income Per Share
  Basic                                                      $     0.10              $     0.14
  Diluted                                                          0.10                    0.14

Dividends Per Share                                               0.055                   0.055



See Notes to Consolidated Condensed Financial Statements.


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                   -----------------------------------
                                                                      2000                    1999
                                                                   -----------             -----------
Operating Activities

  Net income                                                       $   106,874             $   191,362
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                                        76,376                  78,590
    Loss on sale of securities available for sale                          535
    ESOP stock amortization                                             19,324                  20,967
    Amortization of unearned compensation                               10,088                   5,768
    Change in
      Interest receivable                                               42,055                 (77,740)
      Interest payable                                                 145,296                  (1,456)
      Other assets                                                      18,782                  43,429
      Other liabilities                                                150,897                 289,676
                                                                   -----------             -----------

      Net cash provided by operating activities                        570,227                 550,596
                                                                   -----------             -----------


Investing Activities

  Net change in interest bearing deposits                               19,376
  Proceeds from sale of securities
      available for sale                                                 8,495
  Purchase of securities available for sale                            (50,000)
  Net change in loans                                                 (163,104)             (3,219,217)
  Additions to real estate owned and held for investment               (55,173)                (68,144)
  Proceeds from real estate owned sales                                 94,742                  70,520
  Purchases of premises and equipment                                  (65,111)               (227,986)
  Purchase of FHLB of Indianapolis stock                                                      (400,000)
                                                                   -----------             -----------

          Net cash used by investing activities                       (210,775)             (3,844,827)
                                                                   ------------            ------------


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                            Three Months Ended
                                                                               September 30,
                                                                   -----------------------------------

                                                                      2000                    1999
                                                                   -----------             -----------
Financing Activities

  Net change in
      Noninterest-bearing, interest-bearing demand and
        savings deposits                                           $   651,868             $ 2,653,592
      Certificates of deposit                                        6,471,673                 646,443
  Proceeds from FHLB advances                                                                5,000,000
  Repayment of FHLB advances                                        (5,000,000)             (2,054,458)
  Stock purchase                                                                            (1,630,436)
  Dividends paid                                                       (63,743)                (77,385)
                                                                   -----------             -----------

          Net cash provided by financing activities                  2,059,798               4,537,756
                                                                   -----------             -----------

Net Change in Cash and Cash Equivalents                              2,419,250               1,243,525

Cash and Cash Equivalents, Beginning of Period                      10,526,266               4,932,813
                                                                   -----------             -----------

Cash and Cash Equivalents, End of Period                           $12,945,516             $ 6,176,338
                                                                   ===========             ===========

Additional Cash Flow and Supplementary Information

  Interest Paid                                                    $ 1,590,399             $ 1,373,388
  Income Tax Paid                                                      102,000                  30,655
  Transfer from Loans to Other Real Estate Owned                       316,941
  Cash Dividends Payable                                                62,659                  68,587




See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

            Consolidated Condensed Statement of Stockholders' Equity
                                   (Unaudited)


                              Common Stock
                            --------------------                                                            Accumulated
                                                                                                               Other
                                                             Comprehen-                           Unearned  Comprehensive
                                                  Paid-in       sive     Retained      Unearned   Compensa-   Income
                              Shares     Amount   Capital      Income    Earnings     ESOP Shares   tion      (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance July 1, 2000        1,244,790  $12,448  $10,176,190            $8,102,308  $(1,055,482)  $(199,633)  $(55,120)  $16,980,711

Net income for the three
 months ended
 September 30, 2000                                          $106,874     106,874                                           106,874

Other comprehensive income,
 net of tax
 Unrealized gain on
  securities                                                   62,841                                          62,841        62,841
                                                             --------

Other comprehensive income                                   $169,715
                                                             ========
Cash dividends ($.055 per
 share)                                                                   (63,743)                                          (63,743)

ESOP shares earned                                   (1,582)                            20,906                               19,324


Amortization of unearned
 compensation expense                                  (839)                                        10,927                   10,088

-----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000  1,244,790  $12,448  $10,173,769            $8,145,439  $(1,034,576)  $(188,706) $   7,721   $17,116,095
===================================================================================================================================


  See Notes to Consolidated Condensed Financial Statement.

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of September 30, 2000, results of operations for the three month periods ended September 30, 2000 and 1999, and cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2001.

Net Income Per Share

Net income per share for the three month periods ended September 30, 2000 and 1999, are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.


For the Three Months Ended                 September 30, 2000                             September 30, 1999
                                           ------------------                             ------------------

                                                Weighted        Per                          Weighted        Per
                                                Average        Share                         Average        Share
                                  Income         Shares        Amount         Income          Shares        Amount
                                  ------         ------        ------         ------          ------        ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders        $ 106,874     1,111,593     $    0.10       $  191,362     1,369,146     $    0.14
                                                             =========                                    =========

Effect of Dilutive Stock
  Options and Grants                     0         9,675                              0        10,146
                                 ---------     ---------                     ----------     ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders        $ 106,874     1,121,268     $    0.10       $  191,362     1,379,292     $    0.14
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

     Financial Condition. Montgomery's total assets were $140.7 million at September 30, 2000, an increase of $2.6 million, or 1.9 percent from June 30, 2000. During this three month period interest-earning assets increased $1.7 million, or 1.6 percent. Short-term interest-earning deposits increased $1.7 million, or 17.0 percent. Loans decreased $154,000, or 0.1 percent. Foreclosed assets and real estate held for development increased $268,000, or 20.6 percent. Deposits increased $7.1 million, or 7.8 percent, primarily due to an increase in public funds deposits and FHLB advances decreased $5.0 million, or 17.7 percent, causing a net increase in interest-bearing liabilities of 1.9 percent. The increase in deposits was primarily used to decrease FHLB advances.

     Capital and Liquidity. At September 30, 2000, stockholders' equity was $17.1 million or 12.2 percent of total assets, compared with stockholders' equity of $17.0 million, or 12.3 percent, at June 30, 2000. The Association continues to exceed all minimum regulatory capital requirements. At September 30, 2000, the Association's tangible and core capital was $15,327,000, or 10.9 percent of tangible assets, $13,147,000 in excess of the 1.5 percent minimum required tangible capital and $9,662,000 in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $14,713,000, or 16.9 percent of risk-weighted assets, $7,760,000 more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of four percent. The Association's average liquidity ratio for the three months ended September 30, 2000, was 8.5 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

     Asset/Liability   Management.   The   Association,   like  other  financial
institutions,  is  subject  to  interest  rate  risk  to  the  extent  that  its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. The OTS issued a regulation which provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Under the regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to the OTS to calculate exposure and making any deduction from risk-based capital. At September 30, 2000 the Association's total assets were $140.7 million and risk based capital was 16.9 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. Montgomery's management, however, believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 2000, the most recent date for which information is available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.75 million, which was less than $4.22 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on June 30, 2000 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $730,000.
     It has been and continues to be a priority of the Association's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on the Association's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.
     Presented below, as of June 30, 2000 and June 30, 1999, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at June 30, 2000, and June 30, 1999, the NPV of the Association was $18.5 million and $19.8 million, respectively. NPV is calculated by the OTS for the purposes of interest rate risk assessment and should not be considered as an indicator of value of the Association.


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

-------------------------------------------------------------------------------------------
                                       At June 30, 2000                 At June 30,1999
-------------------------------------------------------------------------------------------
  Assumed               Board
  Change in             Limit
Interest Rates         % Change    $ Change        % Change    $ Change        % Change
(Basis Points)          in NPV      in NPV          in NPV      in NPV          in NPV
-------------------------------------------------------------------------------------------
                                     (Dollars in Thousands)
-------------------------------------------------------------------------------------------

   +300                   -60        -6,421           -35         -6,573          -33
-------------------------------------------------------------------------------------------
   +200                   -50        -4,224           -23         -4,122          -21
-------------------------------------------------------------------------------------------
   +100                   -30        -2,011           -11         -1,809           -9
-------------------------------------------------------------------------------------------
      0                     0             0             0              0            0
-------------------------------------------------------------------------------------------
   -100                   -30        +1,367            +7         +1,166           +6
-------------------------------------------------------------------------------------------
   -200                   -50        +1,970           +11         +2,187          +11
-------------------------------------------------------------------------------------------
   -300                   -60        +2,685           +15         +3,329          +17
-------------------------------------------------------------------------------------------


     In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 2000, the Association would experience a 15% increase in NPV in a declining rate environment and a 35% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities declines. Conversely, during periods of falling rates, the value of monetary assets and liabilities increases. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the
Association in recent periods was primarily due to the maturities of interest-earning assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

     Results of Operations. Montgomery's net income for the three months ended September 30, 2000, was $107,000 compared to $191,000 for the three months ended September 30, 1999, a decrease of $84,000. Net interest income decreased $131,000, or 13.1 percent, primarily due to a decrease in interest rate spread from 2.54 percent to 1.95 percent for the comparable periods. Average interest-earning assets were $134.6 million with an average yield of 7.74 percent for the three months ended September 30, 2000 compared to $128.4 million with an average yield of 7.73 percent for the 1999 period. Average interest-bearing liabilities increased $14.2 million from $105.8 million to $120.0 million during the comparable periods. The average cost of interest-bearing liabilities increased from 5.19 percent to 5.78 percent. Net interest margin decreased from 3.26 percent for the three months ended September 30, 1999 to 2.58 percent for the three months ended September 30, 2000. Non-interest income was $36,000 for the 2000 three-month period compared to $28,000 for the 1999 period. Non-interest expense was $742,000 for the three months ended September 30, 2000 compared to $713,000 for the 1999 period, an increase of $29,000, or 4.0 percent. Income before income tax was $162,000 for the three months ended September 30, 2000, compared to $314,000 for the three months ended September 30, 1999, a decrease of $152,000. Income tax for the three months ended September 30, 2000, was $55,000 compared to $122,000 for the three months ended September 30, 1999.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

     Interest Income. Montgomery's total interest income for the three months ended September 30, 2000, was $2.6 million, an increase of $233,000, or 9.8 percent, compared to interest income for the three months ended September 30, 1999. This increase was primarily caused by an increase in average interest-earning assets from $122.7 million for the three months ended September 30, 1999, to $134.6 million for the three months ended September 30, 2000, an increase of $11.9 million, or 9.7 percent. Average loans increased from $112.6 million for the 1999 period to $119.3 million for the 2000 period, average interest-earning deposits decreased from $7.7 million to $12.9 million and average investment securities decreased from $897,000 to $486,000 for the respective periods. The average yield on interest-earning assets was 7.74 percent for the three months ended September 30, 2000, compared to 7.73 percent for the three months ended September 30, 1999.

     Interest Expense. Interest expense for the three months ended September 30, 2000, was $1.7 million compared to $1.4 million for the 1999 period, an increase of $364,000, or 26.5 percent. Average interest-bearing liabilities increased $14.2 million, or 13.4 percent, from $105.8 million for the three months ended September 30, 1999, to $120.0 million for the three months ended September 30, 2000. The average cost of funds increased from 5.19 percent to 5.78 percent for the comparable periods and the average cost of deposits increased from 5.05 percent to 5.67 percent. In addition, the average rate on FHLB advances increased from 5.68 percent to 6.20 percent for the comparable periods.

     Provision for Losses on Loans. There was no provision for losses on loans made for either of the three month comparable periods. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in allowance for loss accounts. Loans delinquent ninety days or more were $574,000 at September 30, 2000 compared to $990,000 at June 30, 2000. Non-performing loans to total loans at September 30, 2000 were 0.48 percent compared to 0.83 percent at June 30, 2000. The allowance for loan losses to non-performing loans was 39.4 percent at September 30, 2000 compared to 22.8 percent at June 30, 2000. The allowance to total loans was 0.19 percent at September 30, 2000 and at June 30, 2000. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

     Non-Interest Income. Montgomery's other income for the three months ended September 30, 2000, totaled $36,000 compared to $28,000 for the three months ended September 30, 1999, an increase of $8,000, or 28.1 percent. During the comparable periods, service charges on deposit accounts increased $2,000 due to an increase in the number of demand deposit accounts and other income increased $6,000.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

     Non-Interest Expense. Montgomery's other expenses for the three months ended September 30, 2000 totaled $742,000, compared to $713,000 for the three months ended September 30, 1999, an increase of $29,000, or 4.0 percent. Salaries and employee benefits increased $53,000 primarily due to an increase in personnel to accommodate growth. Net occupancy expense increased $4,000 and equipment expense decreased $5,000. Data processing expense decreased $7,000. The 1999 period included $8,000 related to Year 2000 testing. Advertising expense decreased $5,000 primarily due to the increased advertising in the 1999 period to promote the opening of the Lafayette office operation. Other expenses decreased $4,000 for the three months ended September 30, 2000 compared to the same 1999 period. Included in other expenses on the 1999 period was approximately $5,000 in expense related to customer awareness of the Y2K issue.

     Income Tax Expense. Income tax expense for the three months ended September 30, 2000 was $55,000 compared to $122,000 for the three months ended September 30, 1999, due to the change in taxable income.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings    None.
--------------------------

Item 2.  Changes in Securities and Use of Proceeds    None.
--------------------------------------------------

Item 3.  Defaults Upon Senior Securities    None.
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders    None.
------------------------------------------------------------

Item 5.  Other Information    None.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)      Exhibits

              27.  Financial Data Schedule

   (b)      Reports on Form 8-K

               Montgomery filed no reports on Form 8-K during the quarter ended September 30, 2000.

                    MONTGOMERY SAVINGS, A FEDERAL ASSOCIATION
                             Crawfordsville, Indiana

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Montgomery Financial Corporation

Date:  November 10, 2000          By:      /s/ J. Lee Walden
                                     -----------------------------------------
                                     J. Lee Walden, President and Chief
                                         Executive Officer

Date:  November 10, 2000          By:      /s/ Steven V. Brier
                                     -----------------------------------------
                                     Steven V. Brier, Vice President and Chief
                                         Financial Officer