Form 10QSB
period 2000-12-31
MONTGOMERY FINANCIAL CORP
filed 2001-02-14
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended   December 31, 2000
                                        -----------------


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

     Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2001, there were 1,215,190 shares of the Registrant's common stock issued and outstanding.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                   Form 10-QSB

                                      Index

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of December 31, 2000 and June 30, 2000                         3

         Consolidated Condensed Statement of Income for the Three
         And Six Months Ended December 31, 2000 and 1999                   4

         Consolidated Condensed Statement of Cash Flows for the
         Six Months Ended December 31, 2000 and 1999                       5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Six Months Ended December 31, 2000                 7

         Notes to Consolidated Condensed Financial Statements              8

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                        11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                       December 31,              June 30,
                                                                           2000                    2000
                                                                     ---------------        ----------------
Assets
  Cash                                                               $       453,279        $        394,392
  Short-term interest-bearing deposits                                     7,086,430              10,131,874
                                                                     ---------------        ----------------
         Total cash and cash equivalents                                   7,539,709              10,526,266
  Interest-bearing deposits                                                  238,816                 258,689
  Investment securities available for sale                                   389,100                 443,917
  Loans                                                                  120,377,637             119,356,784
  Allowance for loan losses                                                 (226,000)               (226,000)
                                                                     ---------------        ----------------
       Net loans                                                         120,151,637             119,130,784
  Premises and equipment                                                   3,288,064               3,236,258
  Federal Home Loan Bank Stock                                             1,893,300               1,893,300
  Foreclosed assets and real estate held for development, net              1,561,813               1,301,996
  Interest receivable                                                        908,822                 951,010
  Other assets                                                               479,045                 380,038
                                                                     ---------------        ----------------

         Total assets                                                $   136,450,306        $    138,122,258
                                                                     ===============        ================
Liabilities
  Deposits
      Noninterest bearing                                            $     5,043,587        $      2,580,192
      Interest bearing                                                    94,170,392              88,926,339
                                                                     ---------------        ----------------
  Total deposits                                                          99,213,979              91,506,531
  Federal Home Loan Bank advances                                         18,536,171              28,241,258
  Interest payable                                                           735,592                 534,341
  Other liabilities                                                        1,011,520                 859,417
                                                                     ---------------        ----------------

         Total liabilities                                               119,497,262             121,141,547
                                                                     ---------------        ----------------


Stockholders' Equity
   Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,220,190 and 1,244,790 issued                             12,202                  12,488
  Paid-in capital                                                          9,971,036              10,176,190
  Retained earnings - substantially restricted                             8,160,471               8,102,308
  Unearned ESOP shares                                                    (1,013,670)             (1,055,482)
  Unearned compensation                                                     (177,778)               (199,633)
  Accumulated other comprehensive income (loss)                                  783                 (55,120)
                                                                     ---------------        ----------------

         Total stockholders' equity                                       16,953,044              16,980,711
                                                                     ---------------        ----------------

         Total liabilities and stockholders' equity                  $   136,450,306        $    138,122,258
                                                                     ===============        ================

See notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                                      December 31,                       December 31,
                                           ----------------------------       ----------------------------
                                              2000              1999             2000             1999
                                           ----------        ----------       ----------        ----------

Interest and Dividend Income
  Loans                                    $2,459,073        $2,291,716       $4,819,885        $4,529,093
  Investment securities                         3,978             4,491            9,496            12,037
  Deposits with financial institutions        125,112           134,978          322,478           232,259
  Dividend Income                              40,452            36,635           80,905            65,680
                                           ----------        ----------       ----------        ----------
       Total interest and dividend income   2,628,615         2,467,820        5,232,764         4,839,069
                                           ----------        ----------       ----------        ----------

Interest Expense
  Deposits                                  1,386,919         1,097,181        2,714,196         2,148,177
  Federal Home Loan Bank advances             312,063           370,080          720,481           691,016
                                           ----------        ----------       ----------        ----------
       Total interest expense               1,698,982         1,467,261        3,434,677         2,839,193
                                           ----------        ----------       ----------        ----------

Net Interest Income
  Provision for losses on loans               929,633         1,000,559        1,798,087         1,999,876
                                           ----------        ----------       ----------        ----------
Net Interest Income After
  Provision for Losses on Loans               929,633         1,000,559        1,798,087         1,999,876
                                           ----------        ----------       ----------        ----------

Other Income
  Service charges on deposit accounts          30,350            14,863           46,260            28,678
  Gain on sale of investment securities        35,330            55,644           34,795            55,644
  Real estate operations, net                   4,682            13,093           10,885            18,794
  Other income                                 18,568            11,408           32,526            19,637
                                           ----------        ----------       ----------        ----------
       Total other income                      88,930            95,008          124,466           122,753
                                           ----------        ----------       ----------        ----------

Other Expenses
  Salaries and employee benefits              477,382           423,416          896,568           789,739
  Net occupancy expense                        49,158            38,224           96,068            80,911
  Equipment expense                            55,869            57,487          111,535           118,306
  Data processing expense                      43,437            38,055           87,349            88,790
  Deposit insurance expense                     4,642            12,424            9,292            24,773
  Advertising expense                          12,279            20,847           32,452            45,991
  Other expenses                              164,426           161,433          316,160           316,851
                                           ----------        ----------       ----------        ----------
           Total other expenses               807,193           751,886        1,549,424         1,465,361
                                           ----------        ----------       ----------        ----------

Income Before Income Tax                      211,370           343,681          373,129           657,268
  Income tax expense                           92,615           148,235          147,500           270,460
                                           ----------        ----------       ----------        ----------

Net Income                                 $  118,755        $  195,446       $  225,629        $  386,808
                                           ==========        ==========       ==========        ==========
Net Income Per Share:
      Basic                                $     0.11        $     0.16       $     0.20        $     0.30
      Diluted                              $     0.11        $     0.16       $     0.20        $     0.29

Dividends Per Share                        $    0.055        $    0.055       $    0.110        $    0.110


See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                         ---------------------------------
                                                                             2000                 1999
                                                                         -----------           -----------
Operating Activities
  Net income                                                             $   225,629           $   386,808
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation                                                           157,222               156,030
      (Gain) loss on sale of securities available for sale                   (34,795)              (55,644)
      ESOP stock amortization                                                 39,377                39,390
      Amortization of unearned compensation                                   20,177                10,636
      Change In
          Interest receivable                                                 42,188              (108,457)
          Interest payable                                                   201,251                24,056
          Other assets                                                       (99,007)                3,456
          Other liabilities                                                  114,980               156,819
                                                                         -----------           -----------

             Net cash provided by operating activities                       667,022               613,094
                                                                         -----------           -----------




Investing Activities

  Net change in interest bearing deposits                                     19,873
  Proceeds from sale of securities
      available for sale                                                     232,182               358,644
   Purchase of securities available for sale                                 (50,000)
  Net change in loans                                                     (1,337,794)           (5,709,063)
  Additions to real estate owned and held for investment                     (56,874)              (76,021)
  Proceeds from Real Estate Owned Sales                                       94,742               187,853
  Purchases of premises and equipment                                       (189,772)             (469,152)
  Purchase of FHLB of Indianapolis stock                                                          (642,600)
                                                                         -----------           -----------
             Net cash used by investing activities                        (1,287,643)           (6,350,339)
                                                                         -----------           -----------

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                         ---------------------------------
                                                                             2000                  1999
                                                                         -----------           -----------
Financing Activities

  Net Change In
      Noninterest-bearing, interest-bearing demand and
          savings deposits                                               $ 3,014,480           $ 4,433,645
      Certificates of deposit                                              4,692,968              (240,771)
  Proceeds from FHLB advances
      and other borrowings                                                   906,493            13,500,000
  Repayment of FHLB advances
      and other borrowings                                               (10,611,580)           (3,740,811)
  Stock purchase                                                            (243,980)           (1,630,436)
  Dividends paid                                                            (125,317)             (145,972)
                                                                         -----------           -----------
             Net cash provided by financing activities                    (2,365,936)           12,175,655
                                                                         -----------           -----------

Net Change in Cash and Cash Equivalents                                   (2,986,557)            6,438,410

Cash and Cash Equivalents, Beginning of Period                            10,526,266             4,932,813
                                                                         -----------           -----------
Cash and Cash Equivalents, End of Period                                 $ 7,539,709           $11,371,223
                                                                         ===========           ===========


Additional Cash Flow and Supplementary Information

  Interest Paid                                                          $ 3,233,426           $ 2,815,137
  Income Tax Paid                                                            165,000               277,824
  Transfer from Loans to Other Real Estate Owned                             316,941
  Cash Dividends Payable                                                      66,837                68,587


See Notes to Consolidated Condensed Financial Statements


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

            Consolidated Condensed Statement of Stockholders' Equity
                                   (Unaudited)


                           Common Stock                                                                      Accumulated
                           ------------                                                                         Other
                                             Paid-in   Comprehensive  Retained    Unearned     Unearned     Comprehensive
                         Shares     Amount   Capital      Income      Earnings   ESOP Shares  Compensation  Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 2000   1,244,790   $12,448   $10,176,190            $8,102,308   $(1,055,482)  $(199,633)    $(55,120)  $16,980,711

Net income for the
  six months ended
  December 31, 2000                                       $225,629     225,629                                              225,629
                                                          --------
Other comprehensive
  income, net of tax
Unrealized holding
  gains arising during
  the period, net of tax
  expense of $50,449                                        76,916
Less: Reclassification
  adjustment for gain
  included in net income,
  net of tax expense
  of $13,782                                                21,013
                                                          --------
Unrealized gain
  on securities                                             55,903                                             55,903        55,903
                                                          --------

Other comprehensive
  income                                                  $281,532
                                                          ========
Cash dividends
  ($.110 per share)                                                   (124,773)                                            (124,773)

Stock purchase           (24,600)     (246)     (201,041)              (42,693)                                            (243,980)

ESOP shares earned                                (2,435)                             41,812                                 39,377

Amortization of unearned
  compensation expense                            (1,678)                                         21,855                     20,177

------------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 2000      1,220,190   $12,202   $ 9,971,036            $8,160,471   $(1,013,670)  $(177,778)    $    783   $16,953,044
====================================================================================================================================

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of December 31, 2000, results of operations for the three and six-month periods ending December 31, 2000 and 1999, and cash flows for the six-month periods ended December 31, 2000 and 1999. The results of operations for the three and six-month periods ended December 31, 2000 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2001.

Net Income Per Share

Net income per share for the three and six-month periods ended December 31, 2000 and 1999 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended                        December 31, 2000                                 December 31, 1999
                                                  -----------------                                 -----------------

                                                      Weighted          Per                             Weighted          Per
                                                      Average          Share                            Average          Share
                                       Income          Shares          Amount             Income         Shares          Amount
                                       ------          ------          ------             ------         ------          ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders             $ 118,755       1,108,575      $    0.11          $  195,446      1,237,994      $    0.16
                                                                     =========                                         =========
Effect of Dilutive Stock Options
   and Grants                                 0          10,050                                  0          6,588
                                      ---------       ---------                         ----------      ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders             $ 118,755       1,118,625      $    0.11          $  195,446      1,244,582      $    0.16
                                      =========       =========      =========          ==========      =========      =========


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

For the Six Months Ended                          December 31, 2000                                 December 31, 1999
                                                  -----------------                                 -----------------

                                                      Weighted          Per                             Weighted          Per
                                                      Average          Share                            Average          Share
                                       Income          Shares          Amount             Income         Shares          Amount
                                       ------          ------          ------             ------         ------          ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders             $ 225,629       1,108,052      $    0.20          $  386,808      1,303,570      $    0.30
                                                                     =========                                         =========
Effect of Dilutive Stock Options
   and Grants                                 0           9,863                                  0          8,367
                                      ---------       ---------                         ----------      ---------
Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders             $ 225,629       1,117,915      $    0.20          $  386,808      1,311,937      $    0.29
                                      =========       =========      =========          ==========      =========      =========


Other Comprehensive Income
                                                                              2000
                                                       -----------------------------------------------
                                                       Before-Tax              Tax          Net-of-Tax
Three months ended December 31,                          Amount          Benefit(Expense)     Amount
                                                       ----------        ----------------   ----------
Unrealized losses on securities
     Unrealized holding gains arising
         during the year                                $ 23,842             $(9,444)         $14,398
     Less: reclassifications adjustment for gains
         realized in net income                           35,330             (13,994)          21,336
                                                        ---------            --------         --------

Net unrealized losses                                   $(11,488)            $ 4,550          $(6,938)
                                                        =========            ========         ========

                                                                              1999
                                                       -----------------------------------------------
                                                       Before-Tax              Tax          Net-of-Tax
Three months ended December 31,                          Amount          Benefit(Expense)     Amount
                                                       ----------        ----------------   ----------
Unrealized losses on securities
     Unrealized holding losses arising
         during the year                                $(43,260)            $17,135         $(26,125)
     Less: reclassifications adjustment for gains
         realized in net income                           55,644             (22,041)          33,603
                                                        ---------            --------        ---------

Net unrealized losses                                   $(98,904)            $39,176         $(59,728)
                                                        =========            =======         =========


                                                                              2000
                                                       -----------------------------------------------
                                                       Before-Tax              Tax          Net-of-Tax
Six months ended December 31,                            Amount          Benefit(Expense)     Amount
                                                       ----------        ----------------   ----------
Unrealized gains on securities
     Unrealized holding gains arising
         during the year                                $127,365            $ 50,449          $76,916
     Less: reclassifications adjustment for gains
         realized in net income                           34,795             (13,782)          21,013
                                                        ---------           ---------         --------

Net unrealized gains                                    $ 92,570            $(36,667)         $55,903
                                                        =========           =========         =======


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                                                              1999
                                                       -----------------------------------------------
                                                       Before-Tax              Tax          Net-of-Tax
Six months ended December 31,                            Amount          Benefit(Expense)     Amount
                                                       ----------        ----------------   ----------
Unrealized losses on securities
     Unrealized holding losses arising
         during the year                                $(14,430)            $ 5,716         $ (8,714)
     Less: reclassifications adjustment for gains
         realized in net income                           55,644             (22,041)          33,603
                                                        ---------            --------         --------

Net unrealized losses                                   $(70,074)            $27,757         $(42,317)
                                                        =========            =======         =========


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

          Financial Condition. Montgomery's total assets were $136.5 million at December 31, 2000, a decrease of $1.6 million, or 1.2 percent from June 30, 2000. During this six month period interest-earning assets, including Federal Home Loan Bank stock, decreased $2.1 million, or 1.6 percent. Short-term interest-earning deposits decreased $3.1 million, or 29.5 percent. This decrease was primarily due to the use of excess liquidity to reduce Federal Home Loan
Bank advances. Loans increased $1.0 million, or 0.9 percent. Foreclosed assets and real estate held for development increased $260,000, or 20.0 percent. Deposits increased $7.7 million, or 8.4 percent primarily due to an increase of $2.5 million in noninterest bearing deposits and an increase in public funds deposits. The increase in deposits was primarily used to reduce Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $9.7 million, or
34.4 percent, causing a net decrease in interest-bearing liabilities of $4.5 million, or 3.8 percent.

          Capital and Liquidity. At December 31, 2000, Montgomery's stockholders' equity was $17.0 million, or 12.4 percent of total assets, a decrease of $28,000 from June 30, 2000. Montgomery began to repurchase 62,240 shares of its outstanding common stock on December 5, 2000. As of December 31, 2000 Montgomery had repurchased 24,600 shares at a total cost of $244,000. The Association continues to exceed all minimum capital requirements. At December 31, 2000, the Association's tangible and core capital was $15.3 million, or 11.3 percent of tangible assets, $13.3 million in excess of the 1.5 percent minimum required tangible capital and $9.9 million in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $14.8 million, or 17.0 percent of risk-weighted assets, $7.9 million more than the minimum 8.0 percent risk based level required. The director of the OTS is required to set minimum liquidity levels between four and 10 percent of assets. Current regulations require a minimum liquidity level of four percent. The Association's average liquidity ratio for the six months ended December 31, 2000, was 7.5 percent.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          Asset/Liability Management. The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. The OTS issued a regulation which provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Under the regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2 percent of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to the OTS to calculate exposure and making any deduction from risk-based capital. At December 31, 2000, the Association's total assets were $136.5 million and risk based capital was 17.0 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. Montgomery's management, however, believes interest-rate risk is an important factor and makes all reports necessary to the OTS to calculate interest-rate risk on a voluntary basis. At September 30, 2000, the most recent date for which information is available from the OTS, 2 percent of the present value of the Association's assets was approximately $2.83 million, which was less than $4.16 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on September 30, 2000 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $665,000.

          It has been and continues to be a priority of the Association's Board of Directors and management to manage interest-rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.

          Presented below, as of September 30, 2000, and September 30, 1999, is an analysis of the Association's estimated interest-rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at September 30, 2000 and September 30, 1999, the NPV of the Association was $18.9 million and $19.9 million respectively. NPV is calculated by the OTS for the purpose of interest-rate risk assessment and should not be considered as an indicator of value of the Association.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                              At September 30, 2000                At September 30, 1999
                                           ---------------------------           --------------------------
     Assumed                Board
    Change in               Limit
  Interest Rates           % Change        $ Change           % Change           $ Change          % Change
  (Basis Points)           in NPV           in NPV             in NPV             in NPV            in NPV
  --------------           -------         --------           --------           --------          --------
                                              (Dollars in Thousands)
       +300                  -60            -6,403                -34             -7,061              -35
       +200                  -50            -4,160                -22             -4,503              -23
       +100                  -30            -1,955                -10             -2,029              -10
          0                    0                 0                  0                  0                0
       -100                  -30            +1,272                 +7             +1,242               +6
       -200                  -50            +2,108                +11             +1,221              +11
       -300                  -60            +3,006                +16             +3,281              +16


          In the event of a 300 basis point change in interest rate based upon estimates as of September 30, 2000 the Association would experience a 16% increase in NPV in a declining rate environment and a 34% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities declines. Conversely, during periods of falling rates, the value of monetary assets and liabilities increases. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the
Association in recent periods was primarily due to the maturities of interest-bearing assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

          Results of Operations. Montgomery's net income for the three months ended December 31, 2000, was $119,000 compared to $195,000 for the three months ended December 31, 1999, a decrease of $76,000. Net interest income decreased $71,000, or 7.1 percent. Average interest-earning assets increased $2.8 million, or 2.2 percent, from $128.2 million for the three months ended December 31, 1999, to $131.0 million for the 2000 three-month period. Average interest-bearing liabilities increased $3.8 million from $112.7 million to $116.5 million during the comparable three-month period. Interest rate spread decreased from 2.49 percent for the three months ended December 31, 1999, to
2.19 percent for the three months ended December 31, 2000. Net interest margin decreased to 2.84 percent for the three months ended December 31, 2000 from 3.12 percent for the three months ended December 31, 1999. Non-interest income was $89,000 for the 2000 three-month period compared to $95,000 for the 1999 period. Non-interest expense was $807,000 for the three months ended December 31, 2000 compared to $752,000 for the 1999 three-month period, an increase of $55,000, or
7.3 percent. Income before income tax was $211,000 for the three months ended December 31, 2000 compared to $344,000 for the 1999 period, a decrease of $133,000. Income tax expense decreased from $148,000 to $93,000 for the comparable periods.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          For the six months ended December 31, 2000, net income was $226,000 compared to $387,000 for the six months ended December 31, 1999, a decrease of $161,000. Net interest income decreased from $2.0 million for the six months ended December 31, 1999 to $1,798,000 for the six months ended December 31, 2000, a decrease of $202,000, or 10.1 percent. Average interest-earning assets increased $7.8 million from $125.5 million for the six months ended December 31, 1999, to $133.3 million for the 2000 six-month period while average interest-bearing liabilities increased $9.5 million during the comparable periods. Non-interest income increased $2,000 and non-interest expense increased $84,000. Income tax expense was $148,000 for the six months ended December 31, 2000, compared to $270,000 for the six months ended December 31, 1999.

          Interest Income. Montgomery's total interest income for the three months ended December 31, 2000, was $2.6 million, an increase of $161,000, or
6.5 percent, compared to interest income for the three months ended December 31, 1999. This increase was primarily caused by an increase in average interest-earning assets from $128.2 million for the three months ended December 31, 1999, to $130.7 million for the three months ended December 31, 2000, an increase of $2.5 million, or 2.0 percent principally due to loan growth. Average loans increased from $115.9 million for the 1999 three-month period to $120.3 million for the 2000 three-month period and average interest-earning deposits decreased from $9.8 million to $8.2 million for the respective periods. The average yield on interest-earning assets was 8.03 percent for the three months ended December 31, 2000, compared to 7.70 percent for the three months ended December 31, 1999.

          Interest income for the six months ended December 31, 2000, was $5.2 million, an increase of $394,000, or 8.1 percent, from interest income for the same period in 1999. Average interest-earning assets for the six months ended December 31, 2000, was $133.3 million compared to $125.5 million for the 1999 six-month period, an increase of $7.8 million, or 6.2 percent, principally due to loan growth. The average yield for the 2000 period was 7.85 percent compared to 7.71 percent for the 1999 period.

          Interest Expense. Interest expense for the three months ended December 31, 2000, was $1.7 million, which was an increase of $232,000, or 15.8 percent, from the three months ended December 31, 1999. Average interest-bearing liabilities increased $3.8 million, or 3.4 percent, from $112.7 million for the three months ended December 31, 1999, to $116.5 million for the three months ended December 31, 2000. Average interest-bearing deposits increased $10.2 million and average borrowings decreased $6.5 million for the comparable periods. The average cost of funds increased from 5.21 percent to 5.84 percent for the comparable periods. The average cost of deposits increased from 5.10 percent to 5.76 percent for the comparable three-month periods. The average cost of borrowings increased from 5.57 percent to 6.21 percent for the comparable periods.

          Interest expense for the six months ended December 31, 2000, was $3.4 million, an increase of $595,000, or 21.0 percent, from the six months ended
December 31, 1999. The average cost of funds for the 2000 period was 5.79 percent compared to 5.20 percent for the 1999 period. Average interest-bearing liabilities increased from $112.7 million for the six months ended December 31, 1999 to $118.7 million for the 2000 six-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

          Provision for Losses on Loans. There was no provision for losses on loans made for either of the three or six-month comparable periods. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $1,442,000 at December 31, 2000, compared to $990,000 at June 30, 2000. Non-performing loans to total loans at December 31, 2000 were 1.20 percent compared to 0.83 percent at June 30, 2000. The allowance for losses to non-performing loans was 15.7 percent at December 31, 2000 compared to 22.8 percent at June 30, 2000. The allowance to total loans was 0.19 percent at December 31, 2000 and at June 30, 2000. After review of the current loans delinquent ninety days or more at December 31, 2000, it was determined this level of delinquency was abnormal and a reduction in the total delinquency will be made. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

          Non-Interest Income. Montgomery's other income for the three months ended December 31, 2000 totaled $89,000 compared to $95,000 for the three months ended December 31, 1999, a decrease of $6,000. Service charges on deposit accounts increased $15,000 primarily due to implementation of new fee schedules for demand deposit accounts. Gain on the sale of available for sale securities decreased from $56,000 in the 1999 three-month period to $35,000 for the comparable 2000 period. Real estate operations net income decreased $8,000 for the comparable periods and other income increased $7,000.

         Other income for the six months ended December 31, 2000, was $124,000, an increase of $2,000 from the comparable 1999 six-month period. During the six months ended December 31, 2000, service charges on deposit accounts increased $17,000 and gain on the sale of securities available for sale decreased $21,000. Income from real estate operation decreased $8,000 and other income increased $13,000 from the 1999 six-month period.

         Non-Interest Expense. Montgomery's other expenses for the three months ended December 31, 2000 totaled $807,000, an increase of $55,000, or 7.4 percent, from the three months ended December 31, 1999. Salaries and employee benefits increased $54,000 primarily due to an increase in personnel to accommodate growth. Net occupancy expense increased $11,000 and equipment expense decreased $2,000. Data processing expense increased $5,000 and other expenses increased $3,000 primarily due to Montgomery's growth. Advertising expense decreased $9,000 primarily due to increased advertising in the 1999 period to promote the newly opened Lafayette office operation.

         Non-interest expense for the six months ended December 31, 2000, was $1.5 million, an increase of $84,000, or 5.7 percent, from the six months ended December 31, 1999. Salary and employee benefits increased $107,000. Net occupancy expense increased $15,000, equipment expense decreased $7,000 and data processing expense decreased $1,000. Advertising expense decreased $14,000 primarily due to the increased advertising during the 1999 period to promote the Lafayette office.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

         Income Tax Expense. Income tax expense for the three months ended December 31, 2000 was $93,000 compared to $148,000 for the three months ended December 31, 1999 due to the change in taxable income.

         Income tax expense for the comparable six-month periods decreased from $270,000 for the 1999 period to $148,000 for the 2000 period again due to the change in net taxable income.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings    None.

Item 2.  Changes in Securities    None.

Item 3.  Defaults Upon Senior Securities    None.

Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of Shareholders of Montgomery Financial Corporation ("Montgomery") was held at the principal office of Montgomery, 119 East Main Street, Crawfordsville, Indiana 47933, on Tuesday, October 17, 2000, at 2:00 p.m., Crawfordsville time for purposes of electing three Directors, to ratify the appointment of Olive LLP, as Montgomery's independent auditors for the 2000 fiscal year and transacting such other business as may properly come before the Annual Meeting. Proxy Statements were furnished to such holders on or about September 15, 2000. A total of 1,244,790 shares of common stock of Montgomery were outstanding on August 31, 2000, and a total of 1,074,470 shares were represented at the meeting. The 1,074,470 shares were all voted by proxy.

Earl F. Elliott, Mark E. Foster and Robert C. Wright were nominated to hold office as directors until the year 2003 Annual Meeting of Shareholders. Mr. Elliott has been a director since 1973, Mr. Foster since 1990 and Mr. Wright since 1996. No other nominations were made at the meeting. Earl F. Elliott was elected as a director receiving 1,026,512 votes for, with 47,958 votes withheld. Mark E. Foster was elected as a director receiving 1,026,512 votes for, with 47,958 votes withheld. Robert C. Wright was elected as a director receiving 1,026,412 votes for, with 48,058 votes withheld. With the election of Messrs. Elliott, Foster and Wright, the terms of the Directors as of October 17, 2000, expire as follows: 2001 - Joseph M. Malott and J. Lee Walden; 2002 - C. Rex Henthorn and John E. Woodward; 2003 - Earl F. Elliott, Mark E. Foster and Robert
C. Wright.

Olive LLP ("Olive"), served as independent auditors for Montgomery in fiscal 2000. The Board of Directors approved the appointment of Olive as independent auditors for fiscal 2001, subject to ratification by the shareholders. The appointment of the independent auditors is ratified if more votes are cast in favor of the appointment than against the appointment. The ratification of Olive was approved by 1,056,669 votes in favor, 4,508 votes against and 13,293 abstentions.

Item 5.  Other Information    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

          None

    (b)  Reports on Form 8-K

         Montgomery filed one report on Form 8-K during the quarter ended December 31, 2000. This Form 8-K, filed on November 30, 2000, reported two press releases dated November 9, 2000 and November 29, 2000.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Montgomery Financial Corporation


Date:  February 14, 2001            By: /s/ J. Lee Walden
                                       ----------------------------------
                                       J. Lee Walden, President and Chief
                                           Executive Officer



Date:  February 14, 2001            By: /s/ Steven W. Brier
                                       ----------------------------------
                                       Steven W. Brier, Vice President and Chief
                                           Financial Officer