Form 10QSB
period 2001-03-31
MONTGOMERY FINANCIAL CORP
filed 2001-05-14
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2001
                                      --------------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of April 30, 2001, there were 1,207,698 shares of the Registrant's common stock issued and outstanding.


       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statement of Financial Condition
         As of March 31, 2001 and June 30, 2000                             3

         Consolidated Condensed Statement of Income for the Three
         And Nine Months Ended March 31, 2001 and 2000                      4

         Consolidated Condensed Statement of Cash Flows for the
         Nine Months Ended March 31, 2001 and 2000                          5

         Consolidated Condensed Statement of Stockholders'
         Equity for the Nine Months Ended March 31, 2001                    7

         Notes to Consolidated Condensed Financial Statements               8

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                         March 31,              June 30,
                                                                           2001                   2000
                                                                     ----------------       ----------------
Assets
  Cash                                                               $       551,419        $       394,392
  Short-term interest-bearing deposits                                    14,812,387             10,131,874
                                                                     ---------------        ---------------
         Total cash and cash equivalents                                  15,363,806             10,526,266
  Interest-bearing deposits                                                  238,816                258,689
  Investment securities available for sale                                   340,174                443,917
  Loans                                                                  119,135,333            119,356,784
  Allowance for loan losses                                                 (226,000)              (226,000)
                                                                     ----------------       ---------------
       Net loans                                                         118,909,333            119,130,784
  Premises and equipment                                                   3,248,310              3,236,258
  Federal Home Loan Bank Stock                                             1,893,300              1,893,300
  Foreclosed assets and real estate held for development, net              1,594,368              1,301,996
  Interest receivable                                                        835,444                951,010
  Other assets                                                               501,429                380,038
                                                                     ---------------        ---------------

         Total assets                                                   $142,924,980           $138,122,258
                                                                     ===============        ===============
Liabilities
  Deposits
      Noninterest bearing                                            $     1,990,807        $     2,580,192
      Interest bearing                                                   104,578,968             88,926,339
                                                                     ---------------        ---------------
  Total deposits                                                         106,569,775             91,506,531
  Federal Home Loan Bank advances                                         17,629,678             28,241,258
  Interest payable                                                           584,425                534,341
  Other liabilities                                                        1,209,005                859,417
                                                                     ---------------        ---------------

         Total liabilities                                               125,992,883            121,141,547
                                                                     ---------------        ---------------


Stockholders' Equity
  Preferred stock, $.01 par value
       authorized and unissued - 2,000,000 shares
  Common stock, $.01 par value - 8,000,000 shares
      authorized;  1,208,584 and 1,244,790 issued                             12,086                 12,448
  Paid-in capital                                                          9,877,120             10,176,190
  Retained earnings - substantially restricted                             8,177,951              8,102,308
  Unearned ESOP shares                                                      (992,766)            (1,055,482)
  Unearned compensation                                                     (166,851)              (199,633)
  Accumulated other comprehensive income (loss)                               24,557                (55,120)
                                                                     ---------------        ----------------

         Total stockholders' equity                                       16,932,097             16,980,711
                                                                     ---------------        ---------------

         Total liabilities and stockholders' equity                  $   142,924,980        $   138,122,258
                                                                     ===============        ===============


See notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                                        March 31,                            March 31,
                                           -------------------------------    ------------------------------
                                                2001            2000             2001               2000
                                           --------------   --------------    --------------    ------------
Interest and Dividend Income
  Loans                                    $2,405,735        $2,343,987       $7,225,620        $6,873,080
  Investment securities                         3,579             4,491           13,074            16,528
  Deposits with financial institutions        117,299           128,969          439,778           361,229
  Dividend Income                              37,347            37,659          118,252           103,338
                                           ----------        ----------       ----------        ----------
       Total interest and dividend income   2,563,960         2,515,106        7,796,724         7,354,175
                                           ----------        ----------       ----------        ----------

Interest Expense
  Deposits                                  1,380,180         1,110,329        4,094,376         3,258,506
  Federal Home Loan Bank advances             257,978           411,582          978,459         1,102,598
                                           ----------        ----------       ----------        ----------
       Total interest expense               1,638,158         1,521,911        5,072,835         4,361,104
                                           ----------        ----------       ----------        ----------

Net Interest Income                           925,802           993,195        2,723,889         2,993,071
  Provision for Losses on Loans                     0                 0                0                 0
                                           ----------        ----------       ----------        ----------

Net Interest Income After
  Provision for Losses on Loans               925,802           993,195        2,723,889         2,993,071
                                           ----------        ----------       ----------        ----------

Other Income
  Service charges on deposit accounts          32,245            15,283           78,505            43,961
  Gain(loss) on sale of investment securities    (736)                            34,593            55,644
  Real estate operations, net                     508             1,591           11,393            20,385
  Other income                                  5,775             6,777           43,397            21,143
                                           ----------        ----------       ----------        ----------
       Total other income                      37,792            23,651          167,888           141,133
                                           ----------        ----------       ----------        ----------

Other Expenses
  Salaries and employee benefits              458,587           425,695        1,355,156         1,215,434
  Net occupancy expense                        54,253            47,822          150,320           128,733
  Equipment expense                            61,033            58,191          172,568           176,497
  Data processing expense                      42,985            48,820          130,334           137,610
  Deposit insurance expense                     4,857             4,554           14,148            29,327
  Advertising expense                          15,506            20,308           47,958            66,299
  Other expenses                              147,452           146,756          469,243           458,336
                                           ----------        ----------       ----------        ----------
           Total other expenses               784,673           752,146        2,339,727         2,212,236
                                           ----------        ----------       ----------        ----------

Income Before Income Tax                      178,921           264,700          552,050           921,968
  Income tax expense                           73,500            93,590          221,000           364,050
                                           ----------        ----------       ----------        ----------

Net Income                                 $  105,421        $  171,110       $  331,050        $  557,918
                                           ==========        ==========       ==========        ==========
Net Income Per Share:
      Basic                                $     0.10        $     0.14       $     0.31        $     0.44
      Diluted                              $     0.10        $     0.14       $     0.30        $     0.43

Dividends Per Share                        $    0.055        $    0.055       $    0.165        $    0.165


See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
Operating Activities
  Net income                                                 $  331,050       $  557,918
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation                                              222,225          238,020
     (Gain) loss on sale of securities available for sale       (34,593)         (55,644)
     ESOP stock amortization                                     62,045           57,057
      Amortization of unearned compensation                      30,265           15,505
      Change In
          Interest receivable                                   115,566         (116,399)
          Interest payable                                       50,084          (92,414)
          Other assets                                         (121,391)         (46,645)
          Other liabilities                                     298,238          319,173
                                                             ----------         --------

             Net cash provided by operating activities          953,489          876,571
                                                             ----------         --------







Investing Activities

  Net change in interest bearing deposits                        19,873           60,774
  Proceeds from sale of securities
       available for sale                                       320,273          358,644
  Purchase of securities available for sale                     (50,000)
  Net change in loans                                           (95,490)      (7,357,874)
  Additions to real estate owned and held for investment       (103,478)         (87,782)
  Proceeds from Real Estate Owned Sales                          94,742          187,853
  Purchases of premises and equipment                          (200,972)        (621,785)
  Purchase of FHLB of Indianapolis stock                                        (642,600)
                                                             ----------       -----------

             Net cash used by investing activities              (15,052)      (8,102,770)
                                                             -----------      -----------

                MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

                 Consolidated Condensed Statement of Cash Flows
                                   (Continued)

                                                                     Nine Months Ended
                                                                          March 31,
                                                             ----------------------------------
                                                                 2001                  2000
                                                             ------------          ------------
Financing Activities
  Net Change In
       Noninterest-bearing, interest-bearing demand and
          savings deposits                                   $  2,877,215          $  4,569,095
       Certificates of deposit                                 12,186,029             2,646,289
  Proceeds from FHLB advances
     and other borrowings                                         906,493            22,500,000
  Repayment of FHLB advances
     and other borrowings                                     (11,518,073)          (14,890,811)
  Stock purchase                                                 (365,936)           (2,894,430)
  Dividends paid                                                 (186,625)             (214,559)
                                                             -------------         -------------
             Net cash provided by financing activities          3,899,103            11,715,584
                                                             ------------          ------------


Net Change in Cash and Cash Equivalents                         4,837,540             4,489,385

Cash and Cash Equivalents, Beginning of Period                 10,526,266             4,932,813
                                                             ------------          ------------

Cash and Cash Equivalents, End of Period                     $ 15,363,806          $  9,422,198
                                                             ============          ============


Additional Cash Flow and Supplementary Information

  Interest Paid                                              $  5,022,751          $  4,453,518
  Income Tax Paid                                                 165,000               402,394
  Transfer from Loans to Other Real Estate Owned                  316,941                44,484
  Cash Dividends Payable                                           66,837                67,383


See Notes to Consolidated Condensed Financial Statements.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

            Consolidated Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                              Accumulated
                                Common Stock                                                                      Other
                             ------------------   Paid-in Comprehensive  Retained    Unearned     Unearned    Comprehensive
                              Shares     Amount   Capital    Income      Earnings   ESOP Shares Compensation  Income (Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 2000         1,244,790  $12,448  $10,176,190            $8,102,308  $(1,055,482)  $(199,633)  $(55,120) $16,980,711

Net income for the nine
    months ended
    March 31, 2001                                            $331,050     331,050                                          331,050
                                                              --------

Other comprehensive income,
    net of tax
  Unrealized holding gains
      arising during the
      period, net of tax
      expense of $65,937                                       100,571
  Less: Reclassification
      adjustment for gain
      included in net income,
      net of tax expense
      of $13,699                                                20,894
                                                              --------
Unrealized gain on securities                                   79,677                                          79,677       79,677
                                                              --------

Other comprehensive income                                    $410,727
                                                              ========
Cash dividends ($.165 per
   share)                                                                 (185,715)                                        (185,715)

Stock purchase                 (36,206)    (362)    (295,882)              (69,692)                           (365,936)

ESOP shares earned                                      (671)                            62,716                              62,045

  Amortization of unearned
      compensation expense                            (2,517)                                        32,782                  30,265

------------------------------------------------------------------------------------------------------------------------------------

  Balance March 31, 2001     1,208,584  $12,086   $9,877,120            $8,177,951    $(992,766)  $(166,851)  $ 24,557  $16,932,097

====================================================================================================================================


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of March 31, 2001, results of operations for the three and nine-month periods ending March 31, 2001 and 2000, and cash flows for the nine-month periods ended March 31, 2001 and 2000. The results of operations for the three and nine-month periods ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2001.


Net Income Per Share

Net income per share for the three and nine-month periods ended March 31, 2001 and 2000 are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.


For the Three Months Ended                        March 31, 2001                                     March 31, 2000
                                                  --------------                                     --------------

                                                    Weighted           Per                             Weighted           Per
                                                     Average          Share                             Average          Share
                                         Income       Shares         Amount             Income           Shares         Amount
                                         ------       ------         ------             ------           ------         ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders              $ 105,421     1,080,784       $  0.10          $  171,110        1,232,010       $  0.14
                                                                     =======                                            =======
Effect of Dilutive Stock Options
   and Grants                                  0        16,117                                 0            5,220
                                       ---------     ---------                        ----------        ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders              $ 105,421     1,096,901       $  0.10          $  171,110        1,237,230       $  0.14
                                       =========     =========       =======          ==========        =========       =======

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana

For the Nine Months Ended                         March 31, 2001                                     March 31, 2000
                                                  --------------                                     --------------

                                                      Weighted         Per                              Weighted          Per
                                                       Average        Share                              Average         Share
                                        Income          Shares        Amount           Income             Shares         Amount
                                        ------          ------        ------           ------             ------         ------
Basic Net Income Per Share:
   Net Income Available
   to Common Stockholders              $ 331,050     1,081,060       $  0.31          $  557,918        1,281,955       $  0.44
                                                                     =======                                            =======
Effect of Dilutive Stock Options
   and Grants                                  0        11,827                                 0            7,318
                                       ---------     ---------                        ----------        ---------

Diluted Net Income Per Share:
   Net Income Available
   To Common Stockholders              $ 331,050     1,092,887       $  0.30          $  557,918        1,289,273       $  0.43
                                       =========     =========       =======          ==========        =========       =======

Other Comprehensive Income
                                                                        2001
                                                   ---------------------------------------------
                                                    Before-Tax          Tax           Net-of-Tax
Three months ended March 31,                          Amount      Benefit(Expense)      Amount
                                                   ------------   ----------------    ----------
Unrealized gains (losses) on securities
     Unrealized holding gains arising
         during the year                               $38,624       $(15,295)        $ 23,329
     Less: reclassifications adjustment for losses
         realized in net income                           (736)           291             (445)
                                                     ----------      --------         ---------

Net unrealized gains                                 $  39,360       $(15,586)        $ 23,774
                                                     =========       =========        ========


                                                                        2000
                                                   ---------------------------------------------
                                                    Before-Tax          Tax           Net-of-Tax
Three months ended March 31,                          Amount      Benefit(Expense)      Amount
                                                   ------------   ----------------    ----------
Unrealized losses on securities
     Unrealized holding losses arising
         during the year                             $  (9,696)      $  3,840         $ (5,856)
     Less: reclassifications adjustment for gains
         realized in net income
                                                     ----------      --------         ---------

Net unrealized losses                                $  (9,696)      $  3,840         $ (5,856)
                                                     ==========      ========         =========


                                                                         2001
                                                   ---------------------------------------------
                                                    Before-Tax           Tax          Net-of-Tax
Nine months ended March 31,                           Amount       Benefit(Expense)     Amount
                                                   ------------    ----------------   ----------
Unrealized gains on securities
     Unrealized holding gains arising
         during the year                             $ 166,508       $(65,937)        $100,571
     Less: reclassifications adjustment for gains
         realized in net income                         34,593        (13,699)          20,894
                                                     ---------       ---------        --------

Net unrealized gains                                 $ 131,915       $(52,238)        $ 79,677
                                                     =========       =========        ========


                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                                                        2000
                                                   ---------------------------------------------
                                                    Before-Tax          Tax           Net-of-Tax
Nine months ended March 31,                           Amount      Benefit(Expense)      Amount
                                                    -----------   ----------------    ----------

Unrealized gains (losses) on securities
     Unrealized holding losses arising
         during the year                             $ (24,126)      $  9,556         $(14,570)
     Less: reclassifications adjustment for gains
         realized in net income                         55,644        (22,041)          33,603
                                                     ----------      ---------        ---------

Net unrealized losses                                $ (79,770)      $ 31,597         $(48,173)
                                                     ==========      ========         =========

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

     Financial Condition. Montgomery's total assets were $142.9 million at March 31, 2001, an increase of $4.8 million, or 3.5 percent from June 30, 2000. During this nine-month period interest-earning assets, including Federal Home Loan Bank stock, increased $4.3 million, or 3.3 percent. Short-term interest-earning deposits increased $4.7 million, or 46.2 percent. This increase was primarily due to an increase in deposit accounts with a decrease in loan growth. Loans decreased $221,000, or 0.2 percent. Foreclosed assets and real estate held for development increased $292,000, or 22.5 percent. Deposits increased $15.1 million, or 16.5 percent primarily due to an increase in public funds deposits. The increase in deposits was primarily used to reduce Federal Home Loan Bank advances. Federal Home Loan Bank advances decreased $10.6 million, or 37.6 percent, causing a net decrease in interest-bearing liabilities of $5.0 million, or 4.3 percent.

     Capital and Liquidity. At March 31, 2001, Montgomery's stockholders' equity was $16.9 million, or 11.8 percent of total assets, a decrease of $49,000 from June 30, 2000. Montgomery began to repurchase 62,240 shares of its outstanding common stock on December 5, 2000. As of March 31, 2001, Montgomery had repurchased 36,206 shares at a total cost of $366,000. The Association continues to exceed all minimum capital requirements. At March 31, 2001, the Association's tangible and core capital was $15.5 million, or 10.9 percent of tangible assets, $13.4 million in excess of the 1.5 percent minimum required tangible capital and $9.8 million in excess of the 4.0 percent minimum required core capital. Risk-based capital equaled $15.0 million, or 17.2 percent of risk-weighted assets, $8.0 million more than the minimum 8.0 percent risk-based level required.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


     Asset/Liability   Management.   The   Association,   like  other  financial
institutions,   is  subject  to  interest-rate  risk  to  the  extent  that  its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. The OTS issued a regulation which provides a Net Portfolio Value ("NPV") approach to the quantification of interest-rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under this OTS regulation, an institution's "normal" level of interest-rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Under the regulation, thrift institutions with greater than "normal" interest-rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2 percent of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to the OTS to calculate exposure and making any deduction from risk-based capital. At March 31, 2001, the Association's total assets were $142.9 million and risk-based capital was 17.2 percent; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. Montgomery's management, however, believes interest-rate risk is an important factor and makes all reports necessary to the OTS to calculate interest-rate risk on a voluntary basis. At December 31, 2000, the most recent date for which information is available from the OTS, 2 percent of the present value of the Association's assets was approximately $2.78 million, which was less than $3.46 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on December 31, 2000 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $340,000.
     It has been and continues to be a priority of the Association's Board of Directors and management to manage interest-rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. The Association's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Association's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of the Association's interest-bearing liabilities to its interest-earning assets.
     Presented below, as of December 31, 2000, and December 31, 1999, is an analysis of the Association's estimated interest-rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at December 31, 2000 and December 31, 1999, the NPV of the Association was $19.4 million and $18.9 million respectively. NPV is calculated by the OTS for the purpose of interest-rate risk assessment and should not be considered as an indicator of value of the Association.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


--------------------------------------------------------------------------------
                                   At December 31, 2000     At December 31, 1999
--------------------------------------------------------------------------------

   Assumed             Board
  Change in            Limit
Interest Rates       % Change     $ Change    % Change     $ Change   % Change
(Basis Points)        in NPV       in NPV      in NPV       in NPV     in NPV
--------------------------------------------------------------------------------
                                    (Dollars in Thousands)
--------------------------------------------------------------------------------
    +300               -60         -5,549        -29        -7,311       -39
--------------------------------------------------------------------------------
    +200               -50         -3,463        -18        -4,774       -25
--------------------------------------------------------------------------------
    +100               -30         -1,524         -8        -2,254       -12
--------------------------------------------------------------------------------
       0                 0              0          0             0         0
--------------------------------------------------------------------------------
    -100               -30           +781         +4        +1,571        +8
--------------------------------------------------------------------------------
    -200               -50         +1,630         +8        +2,678       +14
--------------------------------------------------------------------------------
    -300               -60         +2,745        +14        +3,630       +19
--------------------------------------------------------------------------------

     In the event of a 300 basis point change in interest rate based upon estimates as of December 31, 2000, the Association would experience a 14% increase in NPV in a declining rate environment and a 29% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities declines. Conversely, during periods of falling rates, the value of monetary assets and liabilities increases. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the
Association in recent periods was primarily due to the maturities of interest-bearing assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

     Results of Operations. Montgomery's net income for the three months ended March 31, 2001, was $105,000 compared to $171,000 for the three months ended March 31, 2000, a decrease of $66,000. Net interest income decreased $67,000, or
6.8 percent. Average interest-earning assets increased $776,000, or 0.6 percent, from $130.0 million for the three months ended March 31, 2000, to $130.8 million for the 2001 three-month period. Average interest-bearing liabilities increased $1.7 million from $114.6 million to $116.3 million during the comparable three-month period. Interest rate spread decreased from 2.43 percent for the three months ended March 31, 2000, to 2.21 percent for the three months ended March 31, 2001. Net interest margin decreased to 2.83 percent for the three months ended March 31, 2001 from 3.06 percent for the three months ended March 31, 2000. Non-interest income was $38,000 for the 2001 three-month period compared to $24,000 for the 2000 period. Non-interest expense was $785,000 for the three months ended March 31, 2001 compared to $752,000 for the 2000 three-month period, an increase of $33,000, or 4.3 percent. Income before income tax was $179,000 for the three months ended March 31, 2001 compared to $265,000 for the 2000 period, a decrease of $86,000. Income tax expense decreased from $94,000 to $74,000 for the comparable periods.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


     For the nine months ended March 31, 2001, net income was $331,000 compared to $558,000 for the nine months ended March 31, 2000, a decrease of $227,000. Net interest income decreased from $3.0 million for the nine months ended March 31, 2000 to $2.7 million for the nine months ended March 31, 2001, a decrease of $269,000, or 9.0 percent. Average interest-earning assets increased $5.5 million from $127.1 million for the nine months ended March 31, 2000, to $132.6 million for the 2001 nine-month period while average interest-bearing liabilities increased $7.2 million during the comparable periods. Non-interest income increased $27,000 and non-interest expense increased $127,000. Income tax expense was $221,000 for the nine months ended March 31, 2001, compared to $364,000 for the nine months ended March 31, 2000.

     Interest Income. Montgomery's total interest income for the three months ended March 31, 2001, was $2.6 million, an increase of $49,000, or 1.9 percent, compared to interest income for the three months ended March 31, 2000. This increase was primarily caused by an increase in average interest-earning assets from $130.0 million for the three months ended March 31, 2000, to $130.7 million for the three months ended March 31, 2001, an increase of $776,000, or 0.6 percent principally due to mortgage loan growth. Average loans increased from $117.0 million for the 2000 three-month period to $119.2 million for the 2001 three-month period and average interest-earning deposits decreased from $9.6 million to $9.3 million for the respective periods. The average yield on interest-earning assets was 7.84 percent for the three months ended March 31, 2001, compared to 7.74 percent for the three months ended March 31, 2000.
     Interest income for the nine months ended March 31, 2001, was $7.8 million, an increase of $443,000, or 6.0 percent, from interest income for the same period in 2000. Average interest-earning assets for the nine months ended March 31, 2001, was $132.6 million compared to $127.1 million for the 2000 nine-month period, an increase of $5.5 million, or 4.3 percent, principally due to loan growth. The average yield for the 2001 period was 7.84 percent compared to 7.71 percent for the 2000 period.

     Interest Expense. Interest expense for the three months ended March 31, 2001, was $1.6 million, which was an increase of $116,000, or 7.6 percent, from the three months ended March 31, 2000. Average interest-bearing liabilities increased $1.7 million, or 1.5 percent, from $114.6 million for the three months ended March 31, 2000, to $116.3 million for the three months ended March 31, 2001. Average interest-bearing deposits increased $12.5 million and average borrowings decreased $11.1 million for the comparable periods. The average cost of funds increased from 5.31 percent to 5.63 percent for the comparable periods. The average cost of deposits increased from 5.18 percent to 5.60 percent for the comparable three-month periods. The average cost of borrowings increased from
5.73 percent to 5.85 percent for the comparable periods.
     Interest expense for the nine months ended March 31, 2001, was $5.1 million, an increase of $712,000, or 16.3 percent, from the nine months ended March 31, 2000. The average cost of funds for the 2001 period was 5.73 percent compared to 5.25 percent for the 2000 period. Average interest-bearing liabilities increased from $110.8 million for the nine months ended March 31, 2000 to $118.0 million for the 2001 nine-month period.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


     Provision for Losses on Loans. There was no provision for losses on loans made for either of the three or nine-month comparable periods. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for losses on loans. Loans delinquent ninety days or more were $1,050,000 at March 31, 2001, compared to $990,000 at June 30, 2000. Non-performing loans to total loans at March 31, 2001 were 0.88 percent compared to 0.83 percent at June 30, 2000. The allowance for losses to non-performing loans was 21.5 percent at March 31, 2001 compared to 22.8 percent at June 30, 2000. The allowance to total loans was 0.19 percent at March 31, 2001 and at June 30, 2000. After review of the current loans delinquent ninety days or more at March 31, 2001, it was determined this level of delinquency was abnormal and a reduction in the total delinquency will be made. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

     Non-Interest Income. Montgomery's other income for the three months ended March 31, 2001 totaled $38,000 compared to $24,000 for the three months ended March 31, 2000, an increase of $14,000. Service charges on deposit accounts increased $17,000 primarily due to implementation of new fee schedules for demand deposit accounts. Loss on the sale of available for sale securities was $1,000 while no gain or loss was recorded for the comparable 2000 three-month period. Real estate operations net income decreased $1,000 for the comparable periods and other income decreased $1,000.
     Other income for the nine months ended March 31, 2001, was $168,000, an increase of $27,000 from the comparable 2000 nine-month period. During the nine months ended March 31, 2001, service charges on deposit accounts increased $35,000 and gain on the sale of securities available for sale decreased $21,000. Income from real estate operation decreased $9,000 and other income increased $22,000 from the 2000 nine-month period.

     Non-Interest Expense. Montgomery's other expenses for the three months ended March 31, 2001 totaled $785,000, an increase of $33,000, or 4.3 percent, from the three months ended March 31, 2000. Salaries and employee benefits increased $33,000 primarily due to an increase in personnel to accommodate growth. Net occupancy expense increased $6,000 and equipment expense increased $3,000. Data processing expense decreased $6,000 and other expenses increased
$1,000 primarily due to Montgomery's growth. Advertising expense decreased $5,000 primarily due to increased advertising in the 2000 period to promote the newly opened Lafayette office operation.
     Non-interest expense for the nine months ended March 31, 2001, was $2.3 million, an increase of $127,000, or 5.8 percent, from the nine months ended March 31, 2000. Salary and employee benefits increased $140,000 due to an increase in personnel to accommodate growth and a decrease in deferred loan fee costs due to a decrease in mortgage loan originations. Net occupancy expense increased $22,000, equipment expense decreased $4,000 and data processing expense decreased $7,000. Advertising expense decreased $18,000 primarily due to the increased advertising during the 2000 period to promote the Lafayette office. Other expense increased $11,000 primarily due to Montgomery's growth.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


     Income Tax Expense. Income tax expense for the three months ended March 31, 2001 was $74,000 compared to $94,000 for the three months ended March 31, 2001 due to the decrease in taxable income.
     Income tax expense for the comparable nine-month periods decreased from $364,000 for the 2000 period to $221,000 for the 2001 period, again due to the decrease in net taxable income.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings    None.

Item 2.  Changes in Securities    None.

Item 3.  Defaults Upon Senior Securities    None.

Item 4.  Submission of Matters to a Vote of Security Holders    None.

Item 5.  Other Information    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

          3(ii) Montgomery Financial Corporation's Amended and Restated By-laws.

    (b)  Reports on Form 8-K

          Montgomery filed no reports on Form 8-K during the quarter ended March 31, 2001.

                 MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
                             Crawfordsville, Indiana


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Montgomery Financial Corporation



Date:  May 14, 2001                 By:   /s/ J. Lee Walden
                                        ----------------------------------------
                                        J. Lee Walden, President and Chief
                                            Executive Officer



Date:  May 14, 2001                 By:   /s/  Steven V. Brier
                                       -----------------------------------------
                                       Steven V. Brier, Vice President and Chief
                                          Financial Officer