Form 10KSB
period 2001-06-30
MONTGOMERY FINANCIAL CORP
filed 2001-09-28
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal Year Ended June 30, 2001

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

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $10.7 million in revenues for the fiscal year ended June 30, 2001.

As of September 26, 2001, there were issued and outstanding 1,207,698 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the last known sale price of such stock as of September 26, 2001, was $17.1 million.

                            Exhibit Index on Page 73
                               Page 1 of 74 Pages

                        MONTGOMERY FINANCIAL CORPORATION
                                   Form 10-KSB
                                      INDEX



                                                                            Page

Forward Looking Statement................................................    3

PART I
  Item 1.  Description of Business.......................................    3
  Item 2.  Description of Property.......................................   26
  Item 3.  Legal Proceedings.............................................   27
  Item 4.  Submission of Matters to a Vote of Security Holders...........   27

PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters......   28
  Item 6.  Management's Discussion and Analysis or Plan of Operation.....   28
  Item 7.  Financial Statements..........................................   42
  Item 8.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................   66

PART III
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..........   66
  Item 10. Executive Compensation........................................   68
  Item 11. Security Ownership of Certain Beneficial Owners and
              Management.................................................   71
  Item 12. Certain Relationships and Related Transactions................   72
  Item 13. Exhibits and Reports on Form 8-K..............................   73

Signatures...............................................................   74

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

         The Association conducts business from five offices, two in Crawfordsville (Montgomery county), Indiana, one in Covington (Fountain county), Indiana, one in Williamsport (Warren county), Indiana, and one in Lafayette (Tippecanoe county), Indiana. The Company's principal executive offices are located at 119 East Main Street, Crawfordsville, Indiana 47933, and its telephone number is (765) 362-4710. At June

30, 2001, the Company and its subsidiaries (on a consolidated basis) had total assets of $136.9 million, total liabilities of $120.0 million, including $100.6 million of deposits, $17.6 million of Federal Home Loan Bank advances, and total stockholders' equity of $16.9 million. The deposits of the Association are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Association is subject to regulation and examination by the Office of Thrift Supervision (the "OTS").

         The Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one- to four-family residences.
Approximately 99.5% of the Association's depositors reside in the State of Indiana. One- to four-family residential loans amounted to $94.5 million, or 77.6%, of the Association's total loan portfolio at June 30, 2001. To a lesser extent, the Association originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $21.7 million, or 17.8%, of the total loan portfolio at June 30, 2001, as well as construction loans and consumer loans, which amounted to $4.8 million, or 4.0%, of the total loan portfolio and $789,000, or 0.6%, of the total loan portfolio at such date, respectively. The Association also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies. The Association has one wholly owned subsidiary corporation, MSA Service Corporation ("MSA"). MSA engages in real estate management.

         At June 30, 2001, the Association exceeded all of its minimum capital requirements. Management attributes its strong capital position to its focus on loans secured by residential properties and a conservative lending philosophy on other types of loans.

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

         At June 30, 2001, the Association's net loan portfolio totaled $120.2 million. Loans secured by first mortgages on one- to four-family residences, including construction loans, totaled $92.0 million, or 75.6%, of the Association's loan portfolio at June 30, 2001, before net items. The Association originates and retains its mortgage loan portfolio, and currently does not originate mortgage loans for sale to the secondary market.

         Loans to One Borrower. Under OTS regulations, the aggregate amount of loans that the Association can make to any one borrower (including related entities with certain exceptions), is limited to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $2.4 million as of June 30, 2001. The Association's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by unimproved land and a motel in the aggregate amount of $2.1 million. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Data. The following table presents certain information about the composition of the Association's loan portfolio by loan type and security type as of the dates indicated.


                                                                                   At June 30,
                                                            -----------------------------------------------------------
                                                                  2001                2000                  1999
                                                            -----------------   ----------------    -------------------
                                                             Amount   Percent    Amount  Percent     Amount     Percent
                                                            --------  -------   -------- -------    --------    -------
                                                                                   (Dollars in Thousands)
Type of Loan:
    Mortgage loans:
        Residential....................................... $  87,891   73.12%     95,388   80.07%  $  88,989     79.87%
        Land..............................................     1,720    1.43       1,176    0.99       1,644      1.47
        Nonresidential....................................    19,302   16.06      15,522   13.03      13,467     12.09
    Construction:
        Residential.......................................     4,797    3.99       3,599    3.02       2,783      2.50
        Nonresidential....................................        50    0.04         ---    0.00         325      0.29
                                                            --------  ------    --------  ------    --------    ------
            Total mortgage loans..........................   113,760   94.64     115,685   97.11     107,208     96.22
                                                            --------  ------    --------  ------    --------    ------
    Other loans:
        Home equity.......................................     7,215    6.00       3,945    3.31       4,195      3.76
        Savings account and unsecured consumer loans......       789    0.66         928    0.78       1,199      1.08
                                                            --------  ------    --------  ------    --------    ------
            Total other loans.............................     8,004    6.66       4,873    4.09       5,394      4.84
                                                            --------  ------    --------  ------    --------    ------
    Less:
        Loans in process..................................     1,604    1.34       1,520    1.28       1,261      1.13
        Deferred loan fees (cost).........................      (322)  (0.27)       (319)  (0.27)       (300)    (0.27)
        Loan loss reserves................................       279    0.23         226    0.19         226      0.20
                                                            --------  ------    --------  ------    --------    ------
            Total adjustments.............................     1,561    1.30       1,427    1.20       1,187      1.06
                                                            --------  ------    --------  ------    --------    ------
            Total loans, net..............................  $120,203  100.00%   $119,131  100.00%   $111,415    100.00%
                                                            ========  ======    ========  ======    ========    ======

Type of Security:
    Residential:
        1-4 family........................................ $  92,045   76.58%  $  97,528   81.87%  $  90,908     81.59%
        5 or more units...................................       643    0.53       1,459    1.22         864       0.77
    Nonresidential........................................    19,352   16.10      15,522   13.03      13,792      12.38
    Land..................................................     1,720    1.43       1,176    0.99       1,644       1.47
    Residential-second mortgage...........................     7,215    6.00       3,945    3.31       4,195       3.77
    Savings accounts and unsecured consumer loans.........       789    0.66         928    0.78       1,199       1.08
                                                            --------  ------    --------  ------    --------    ------
            Total loans...................................   121,764  101.30     120,558  101.20     112,602     101.06
                                                            --------  ------    --------  ------    --------    ------
    Less:
        Loans in process..................................     1,604    1.34       1,520    1.28       1,261       1.13
        Deferred loan fees (cost).........................      (322)  (0.27)       (319)  (0.27)       (300)    (0.27)
        Loan loss reserves................................       279    0.23         226    0.19         226       0.20
                                                            --------  ------    --------  ------    --------    ------
            Total loans, net..............................  $120,203  100.00%   $119,131  100.00%   $111,415    100.00%
                                                            ========  ======    ========  ======    ========    ======

         The following table illustrates the maturities of the Association's loan portfolio at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                  Due During Years Ended June 30,
                                -----------------------------------------------------------------
                                                             2005      2007       2012    2017
                                                              to        to         to      and
                                  2002     2003     2004     2006      2011       2016  following
                                -------   ------   ------   ------    -------   -------  --------
                                                     (Dollars in Thousands)

Residential mortgage........... $ 6,807   $2,858   $6,049   $3,938    $ 6,709   $24,297  $37,233
Nonresidential mortgage........   2,723      689    1,278      620      1,787    11,499      706
Residential construction.......   4,797      ---      ---      ---        ---       ---      ---
Nonresidential construction....      50      ---      ---      ---        ---       ---      ---
Land loans.....................   1,495       27       19      179        ---       ---      ---
Home equity loans..............     833      125      587    1,446      3,203       939       82
Savings account and unsecured
   consumer loans..............     353       59       94      247        ---        36      ---
                                -------   ------   ------   ------    -------   -------  -------
      Total.................... $17,058   $3,758   $8,027   $6,430    $11,699   $36,771  $38,021
                                =======   ======   ======   ======    =======   =======  =======


         The following table sets forth as of June 30, 2001, the dollar amount of all loans due after one year which have fixed and floating or adjustable interest rates.


                                                 Fixed   Variable
                                                 Rates    Rates    Total
                                                -------  -------  --------
                                                   (Dollars in Thousands)

Residential mortgage..........................  $69,601  $11,483   $81,084
Nonresidential mortgage.......................   14,176    2,403    16,579
Residential construction......................      ---      ---       ---
Nonresidential construction...................      ---      ---       ---
Land loans....................................      208       17       225
Home equity loans.............................    6,298       84     6,382
Savings account and unsecured consumer loans..      436      ---       436
                                                -------  -------  --------
      Total...................................  $90,719  $13,987  $104,706
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

         Adjustable-rate mortgage loans ("ARMs") are offered by the Association for terms of normally 15 to 20 years, although the Association will offer such loans up to terms of 25 years. The interest rate adjustment periods on the ARMs are usually one year. The maximum adjustment at each adjustment date is usually 2% with a maximum average adjustment of 4% over the term of the loan. The interest rate adjustments on ARMs presently originated by the Association are tied to changes in the monthly average yield of U.S. Treasury securities adjusted to a constant maturity of one year.

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

         Of the total real estate loans originated by the Association during the year ended June 30, 2001, 7.91% were ARMs and 92.09% were fixed-rate loans.

         The Association's one- to four-family residential loan portfolio, including residential construction loans, totaled approximately $99.3 million at June 30, 2001, and represented 72.53% of total assets and 81.52% of total outstanding loans. Adjustable-rate one- to four-family residential loans comprised 14.29% and fixed- rate loans totaled 67.23% of the Association's total loans at June 30, 2001.

         Construction Loans. The Association offers residential construction loans to owner-occupants and occasionally to builders. At June 30, 2001, the Association had $4.8 million in outstanding residential construction loans.

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

         Nonresidential Real Estate Loans. The Association makes loans secured by raw land and nonresidential real estate consisting of farms and various retail and other income-producing properties. At June 30, 2001, these loans totaled $21.1 million, or approximately 17.31%, of the Association's total loans.

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

         The Association's normal policy is to loan no more than 95% of the current principal balance of pledged accounts. The current interest rate charged on such pledged accounts is usually 2% above the rate paid on the underlying deposit. At June 30, 2001, consumer loans totaled $0.8 million, or 0.65%, of the Association's total loans.

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

         The following table shows total loans originated and repaid during the periods indicated.


                                                      Years Ended June 30,
                                                 ----------------------------
                                                    2001     2000     1999
                                                 --------  --------  --------
                                                    (Dollars in Thousands)

Total gross loans at beginning of period.......  $120,558  $112,602  $100,883
Loans originated:
      Residential mortgage.....................    21,471    28,480    34,179
      Nonresidential mortgage..................     5,213     3,768     8,001
      Residential construction.................     3,962     4,460     3,180
      Nonresidential construction..............        50       ---       555
      Land loans...............................       311     1,698       471
      Other loans..............................     1,776       845     2,077
                                                 --------  --------  --------
            Total loans originated.............    32,783    39,251    48,463
                                                 --------  --------  --------

Participation loans purchased:
      Nonresidential mortgage..................        --       ---       ---

Participation loans sold:
      Nonresidential mortgage..................        --       ---       ---
Loan principal payments........................   (13,078)  (16,609)  (15,631)
Other changes, net(1)..........................   (18,499)  (14,686)  (21,113)
                                                 --------  --------  --------
            Total gross loans at end of period.  $121,764  $120,558  $112,602
                                                 ========  ========  ========

-------------------
(1) Represents changes other than cash repayments of principal (i.e., refinanced portion of new loans and foreclosed loans to real estate owned).


         Origination and Other Fees. The Association realizes interest income from its lending activities and also realizes income from late payment charges, credit life and disability insurance premium commissions and fees for other miscellaneous services.

NON-PERFORMING AND PROBLEM ASSETS

         The Association attempts to minimize loan delinquencies through careful underwriting procedures. When mortgage loans become delinquent, the Association attempts to bring the loans current through the assessment of late charges and adherence to its established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and the Association contacts the borrower to request payment. The Association generally will initiate foreclosure proceedings after a loan is 90 days delinquent and only after attempts to obtain a deed in lieu of foreclosure are unsuccessful or inappropriate and when it becomes apparent that the loan will not be collectible or the collateral is becoming inadequate to support payments of the total debt. The above procedure similarly applies to consumer loans.

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

         Non-Performing Assets. At June 30, 2001, $2.2 million or 1.63% of the Association's total assets were non-performing assets compared to $1.4 million or 1.01% of its total assets at June 30, 2000. At June 30, 2001, residential loans and consumer loans accounted for $1.2 million and $38,000, respectively, of non-performing assets. The balance of non-performing assets consisted of $314,000 in nonresidential mortgage loans and $640,000 of real estate acquired in settlement of loans.

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

         For the year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $59,000. The amounts that were included in interest income on such loans were $20,000 for the year ended June 30, 2001.

         The following table sets forth the amounts and categories of the Association's non-performing assets.


                                                               June 30,
                                                        --------------------
                                                         2001    2000   1999
                                                        ------  ------  ----
                                                       (Dollars in Thousands)
Nonaccrual loans:
 Residential mortgage loans...........................  $  368  $  856  $422
 Nonresidential mortgage loans........................     289      25    16
 Consumer loans.......................................     ---     ---   ---
                                                        ------  ------  ----
   Total nonaccrual loans.............................     657     881   438
                                                        ------  ------  ----

Accruing loans contractually past due 90 days or more:
 Residential mortgage.................................     875      72    69
 Nonresidential mortgage..............................      25     ---   ---
 Consumer loans.......................................      38      37    40
                                                        ------  ------  ----
   Total accruing loans contractually past due
      90 days or more.................................     938     109   109
                                                        ------  ------  ----
   Total non-performing loans.........................   1,595     990   547
                                                        ------  ------  ----

Real estate acquired in settlement of loans (net).....     640     441   267
                                                        ------  ------  ----

Total non-performing assets...........................  $2,235  $1,431  $814
                                                        ======  ======  ====


         Delinquent Loans. The following table reflects the amount of loans in a delinquent status as of the dates indicated.


                                                    Years Ended June 30,
                                                  ------------------------
                                                   2001     2000     1999
                                                  ------   ------   ------
                                                    (Dollars in Thousands)
Loans delinquent for:
      30 to 59 days.............................  $2,446   $2,011   $1,940
      60 to 89 days.............................   1,025      666      885
      90 or more days...........................   1,595      990      547
                                                  ------   ------   ------
            Total delinquent loans..............  $5,066   $3,667   $3,372
                                                  ======   ======   ======
Ratio of total delinquent loans to total loans..   4.16%    3.04%    2.99%

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

         At June 30, 2001, 2000 and 1999, the aggregate amounts of the Association's classified assets were as follows:


                                                    June 30,
                                        ------------------------------
                                         2001         2000       1999
                                        ------       ------     ------
                                            (Dollars in Thousands)
Classified assets:
      Special mention.................  $  ---       $  ---     $  ---
      Substandard.....................   2,636        1,395        852
      Doubtful........................     ---          ---        ---
      Loss............................     ---          ---        ---
                                        ------       ------     ------
            Total classified assets...  $2,636       $1,395     $  852
                                        ======       ======     ======

      General loan loss allowance.....  $  279       $  226     $  226
      Specific loan loss allowance....     ---          ---        ---
                                        ------       ------     ------
            Total allowances..........  $  279       $  226     $  226
                                        ======       ======     ======

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

         The Association had an allowance for loan losses at June 30, 2001 of $279,000, which represented 17.49% of nonperforming loans. In management's opinion, the Association's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 2001. However, there can be no assurance that regulators, when reviewing the Association's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

         Summary of Loan Loss Experience. The following tables presents changes in the allowance during the past three fiscal years ended June 30, 2001.

                                                                     June 30,
                                                          -----------------------------
                                                           2001       2000        1999
                                                          ------     ------      ------
                                                              (Dollars in Thousands)

Balance of allowance at beginning of period.............  $  226     $  226      $  186
      Add: Recoveries on loans previously charged off...     ---        ---         ---
      Less: Charge-offs--residential real estate loans..     ---        ---         ---
                                                          ------     ------      ------
            Net charge-offs.............................     ---        ---         ---
      Provision for losses on loans.....................      53        ---          40
                                                          ------     ------      ------

Balance of allowance at end of period...................  $  279     $  226      $  226
                                                          ======     ======      ======

      Net charge-offs to total average loans
         outstanding for period.........................     ---        ---         ---

Allowance at end of period to net loans receivable
   at end of period.....................................    0.23%      0.19%       0.20%

Non-performing assets to total assets...................    1.63       1.01        0.66
Non-performing loans to total loans.....................    1.31       0.83        0.49
Allowance to non-performing loans.......................   17.49      22.83       41.32


         Allocation of Allowance for Loan Losses. The following table provides an analysis of the allocation of the Association's allowance for loan losses at the date indicated.

                                                                  June 30,
                                       -------------------------------------------------------------
                                              2001                   2000              1999
                                       -------------------   ------------------- -------------------
                                                 Percent               Percent             Percent
                                                 of loans              of loans            of loans
                                                 in each               in each             in each
                                                category              category            category
                                                   to                    to                  to
                                       Amount  total loans   Amount  total loans Amount  total loans
                                       ------  -----------   ------  ----------- ------  -----------
                                                           (Dollars in Thousands)
Balance at end of period
   applicable to:
Residential..........................  $   91     72.18%     $   93     79.12%   $   80      79.03%
Commercial real estate and land......     137     17.27          31     13.85        33      13.42
Construction loans...................     ---      3.98         ---      2.99       ---       2.76
Home equity and consumer
   loans.............................      46      6.57          44      4.04        44       4.79
Unallocated..........................       5       ---          58       ---        69        ---
                                       ------   -------      ------    ------    ------    -------
      Total..........................  $  279    100.00%     $  226    100.00%   $  226     100.00%
                                       ======   =======      ======    ======    ======    =======


Investments

         At June 30, 2001, the Company's investment portfolio consists of interest-bearing deposit accounts, marketable equity securities and Federal Home Loan Bank ("FHLB") stock. The following table sets forth information regarding the Company's investment portfolio at the dates indicated.

                                                                              June 30,
                                                  -----------------------------------------------------------------
                                                         2001                   2000                  1999
                                                  --------------------   --------------------  --------------------
                                                    Book      Percent     Book      Percent      Book      Percent
                                                   Value      of Total   Value      of Total    Value      of Total
                                                   ------      ------    ------      ------     ------      ------
                                                                    (Dollars in Thousands)
Interest-bearing deposits with banks............   $  239      100.00%   $  259      100.00%    $  219      100.00%
Investment securities:
      Municipals................................      ---        0.00%      ---        0.00%       ---        0.00%
      Marketable equity securities..............      324       14.61       444       19.00        881       41.32
                                                   ------      ------    ------      ------     ------      ------
            Total investment securities.........      324       14.61       444       19.00        881       41.32
FHLB stock......................................    1,893       85.39     1,893       81.00      1,251       58.68
                                                   ------      ------    ------      ------     ------      ======
Total investment securities
   and FHLB stock...............................   $2,217      100.00%   $2,337      100.00%    $2,132      100.00%
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

         The Association's deposits as of June 30, 2001 were represented by the various types of savings programs described below.


     Weighted
      Average                                                                               Balance at            Percent
     Interest            Term                                                Minimum         June 30,             of Total
       Rate            (Months)                  Category                    Amount            2001               Deposits
------------------  -------------- ------------------------------------  ---------------  ---------------    ---------------

       2.18                        NOW accounts                                N/A             $    4,980             4.95%
       4.17                        Regular savings                             N/A                 20,055            19.93
       3.49                        Money market demand accounts                N/A                  4,608             4.58
       ---                         Demand accounts                             N/A                  2,475             2.46
                                                                                                ---------         --------
Total withdrawable                                                                                 32,118            31.92
                                                                                                 --------          -------

       6.20               18       IRA fixed rate and term                     500                  2,851             2.83
       6.04               30       IRA fixed rate and term                     500                    155             0.15
       4.32               3        Fixed rate and term                         500                     27             0.03
       5.00               6        Fixed rate and term                         500                  5,945             5.91
       5.92               12       Fixed rate and term                         500                 10,706            10.64
       6.25               18       Fixed rate and term                         500                  9,491             9.43
       6.26               24       Fixed rate and term                         500                 14,662            14.57
       5.83               30       Fixed rate and term                         500                  3,955             3.93
       5.77               36       Fixed rate and term                         500                  5,172             5.14
       5.79               48       Fixed rate and term                         500                  2,042             2.03
       6.07               60       Fixed rate and term                         500                  8,192             8.14
       5.00            3 to 60     Fixed rate and term                         500                  5,319             5.28
                                                                                                ---------         --------

Total certificates                                                                                 68,517            68.08
                                                                                                 --------          -------
Total deposits                                                                                   $100,635           100.00%
                                                                                                 ========          =======

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by the time remaining until maturity as of June 30, 2001.


                                                  At June 30, 2001
            Maturity Period                        (In thousands)
Three months or less.....................             $ 9,651
Four through six months..................               1,828
Seven through twelve months..............               5,451
Over twelve months.......................               5,288
                                                      -------
            Total........................             $22,218
                                                      =======

         The following table presents the change in dollar amount of deposit accounts by savings type for the years ended June 30, 2001, 2000 and 1999.


                                                                           June 30,
                                         ---------------------------------------------------------------------------
                                                   2001                      2000                    1999
                                         ------------------------- ------------------------ ------------------------
                                                  Percent Increase         Percent Increase         Percent Increase
                                                     of      or               of      or              of      or
                                           Amount  Total  Decrease  Amount  Total  Decrease  Amount  Total  Decrease
                                         -------- ------- -------- ------- ------- -------- ------- ------- --------
Demand accounts........................  $  2,475   2.46% $  (106) $ 2,581   2.82%  $1,232   $ 1,349   1.64% $  (516)
NOW accounts...........................     4,980   4.95      211    4,769   5.21      887     3,882   4.71      120
Regular savings........................    20,055  19.93    5,314   14,741  16.11    3,763    10,978  13.31    3,011
Money market demand
   accounts............................     4,608   4.58     (601)   5,209   5.69     (532)    5,741   6.96      (63)
Certificate of deposit.................    68,517  68.08    4,310   64,207  70.17    3,689    60,518  73.38   (4,066)
                                         -------- ------  -------  ------- ------   ------   ------- ------  -------
      Total............................  $100,635 100.00% $ 9,128  $91,507 100.00%  $9,039   $82,468 100.00% $(1,514)
                                         ======== ======  =======  ======= ======   ======   ======= ======  =======

         The  following   table  sets  forth  the  savings   activities  of  the
Association for the periods indicated.


                                                        Years Ended June 30,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
                                                       (Dollars in Thousands)

Balance, beginning of period......................  $ 91,507  $82,468  $83,982
Net increase (decrease) before interest credited..     3,963    4,241   (6,199)
Interest credited.................................     5,165    4,798    4,685
                                                    --------  -------  -------
Net increase (decrease) in deposits...............     9,128    9,039   (1,514)
                                                    --------  -------  -------
Balance, end of period............................  $100,635  $91,507  $82,468
                                                    ========  =======  =======

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

         Borrowings. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Indianapolis, the Association is authorized to apply for advances from the FHLB of Indianapolis, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances depends upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If a savings institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If a savings institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2001, the Association was in compliance with the QTL Test.

         The following table sets forth the maximum amount of the Association's FHLB advances during the years ended June 30, 2001, 2000 and 1999 along with the balance of FHLB advances outstanding at the end of each such period.


                                                         Years Ended June 30,
                                                       2001    2000       1999
                                                     -------  -------   -------
                                                       (Dollars in Thousands)

Maximum balance outstanding at any month end........ $28,241  $28,241   $20,013
Period end balance..................................  17,630   28,241    20,013
Weighted average interest rate of FHLB advances
   at period end....................................   5.77%    6.04%     5.60%

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

         The Association currently owns one subsidiary, MSA Service Corporation ("MSA"), a real estate management company. At present, MSA owns a tract of land which is being developed for the construction of 7 condominium units. At June 30, 2001, MSA had total assets of $458,000, liabilities of $37,000 and net worth of $421,000. MSA had net income of $7,000 and net income of $12,000 for the years ended June 30, 2000 and 2001, respectively.

Employees

         As of June 30, 2001, the Association employed 47 persons, of which 46 are full-time equivalent employees and one is a part-time employee. None of the employees of Association are represented by a collective bargaining unit and management considers employee relations to be excellent. Employee benefits for the Association's full-time employees include, among other thing, health insurance, disability insurance, life insurance and participation in a 401(k) retirement plan.

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

         On June 30, 2000, the latest date for which such data is available, there were approximately 36 different financial institutions with a total of 93 offices in Montgomery, Fountain, Warren and Tippecanoe counties. According to information provided by the FDIC, these institutions held approximately $2.7 billion in deposits in those 93 banking offices. The Association held approximately 3.7% of the deposits in the four county area.


                                   REGULATION

         General. The Association is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of the Association, the Company also is subject to federal regulation and oversight.

         Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the

Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

         The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, our lending limit under this restriction was $2.4 million.

         Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Banking Insurance Fund. The FDIC also has the authority to initiate enforcement actions against institutions, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based total capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classifications of all insured institutions are made by the FDIC semi-annually. At June 30, 2001, the Association was classified as a well-capitalized institution.

         The premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for Savings Association Insurance Fund and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

         Regulatory Capital Requirements. All federally insured institutions are required to maintain minimum capital ratio standards, including a tangible capital ratio, a leverage ratio (or core capital) and a risk-based capital ratio. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2001, we had tangible capital of $15.5 million, or 11.42% of adjusted total assets, which was approximately $13.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2001, we had core capital equal to $15.5 million, or 11.42% of adjusted total assets, which was $11.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The Office of Thrift Supervision risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance- sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         On June 30, 2001, we had total risk-based capital of approximately $14.8 million, including $15.5 million in core capital and $279,000 in qualifying supplementary capital, and risk-weighted assets of $86.7 million, or total capital of 17.1% of risk-weighted assets. This amount was $7.9 million above the 8% requirement in effect on that date.

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

         The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on the Company or the Association may have a substantial adverse effect on our operations and profitability.

         Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         A savings association, such as the Association, may make a capital distribution with prior notice to the Office of Thrift Supervision. The distribution may not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet the other noted requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application for Office of Thrift Supervision approval before making the distribution.

         Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Association met the test and has always met the test since its effectiveness.

         Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If an institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. The

Association was examined for Community Reinvestment Act compliance as of December 23, 1997 and received a rating of "satisfactory".

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. The Company is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over the Company and its non-savings association subsidiary, which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Association or any other Savings Association Insurance Fund insured savings association) would generally become subject to additional restrictions. If we fail the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

         Montgomery Financial Corporation stock held by persons who are affiliates (generally executive officers, directors and 10% shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Association is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

         As a member, the Association is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At June 30, 2001, the Association had $1.9 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years these dividends have averaged 8.01% and were 8.19% for fiscal 2001.

                                    TAXATION

FEDERAL TAXATION

         Historically, savings associations, such as the Association, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured unless
(i) the savings  association  no longer  qualifies as a bank under the Code,  or
(ii) the savings  association  pays out excess  dividends or  distributions,  or
(iii) the Association redeems its own stock.

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


ITEM 2.   DESCRIPTION OF PROPERTY

         The following table provides certain information with respect to the Association's offices as of June 30, 2001.


                                             Year Opened        Approximate
Description and Address      Ownership       or Acquired      Square Footage
--------------------------- ------------ ------------------ ------------------

Main Office:                   Owned            1888              16,000
119 East Main Street
Crawfordsville, IN 47933

Mill Street Office:            Owned            1995               3,200
816 South Mill Street
Crawfordsville, IN 47933

Covington Office:              Owned            1991               2,800
417 Liberty Street
Covington, IN 47932

Williamsport Office:           Owned            1990               4,100
118 North Monroe Street
Williamsport, IN 47993

Lafayette Office:              Owned            1999               3,700
50 West 250 South
Lafayette, IN 47909

         The Association conducts its business and offers services from five offices consisting of its main office in Crawfordsville, its Mill Street office in Crawfordsville, its Covington office, its Williamsport office and its Lafayette office. The main office has approximately 16,000 square feet, including a basement, all of which is used for business and operations. The Mill Street office, the Association's first office to offer drive-up facilities, is located in a low to intermediate income area and contains approximately 3,200 square feet, all of which is used for deposit and loan functions. The Williamsport office has 2,300 square feet of office space and an additional 1,800 square feet of storage space on a second floor and also offers drive-up facilities. The Covington office contains approximately 2,800 square feet and offers a drive-up and ATM facilities. The Lafayette office, opened in April 1999, has approximately 3,700 square feet. This office, located approximately 23 miles from the main office, offers residents and businesses located in southwest Tippecanoe county a full service office including ATM, drive-up, lock boxes and all deposit and loan products offered by the Association.

         The Company also owns two buildings adjacent to its main office for future expansion, both of which are leased to unaffiliated businesses. The net book value of the buildings, furniture, fixtures and various bookkeeping, accounting and data processing equipment was $1.9 million at June 30, 2001. See "Premises and Equipment" in the Notes to Consolidated Financial Statements for additional information.

ITEM 3.  LEGAL PROCEEDINGS

         Although the Company and the Association are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Company's or the Association's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "MONT".

         The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated. The information in the table below was provided by the Nasdaq. The information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              Fiscal 2001                 Fiscal 2000
                      -----------------------------------------------------

                        High     Low   Dividends    High     Low  Dividends
                      -----------------------------------------------------

First Quarter          $ 9.750   8.500   0.055     10.375   9.000   0.055
Second Quarter          10.500   8.875   0.055      9.875   8.000   0.055
Third Quarter           12.000  10.000   0.055      9.750   6.438   0.055
Fourth Quarter          13.660  11.250   0.055      9.188   6.438   0.055

         At June 30, 2001 there were 262 holders of the Company's common stock and 1,207,698 shares of common stock issued and outstanding. At June 30, 2001, the sales price of the Company's common stock was $13.65 per share.

         The Company pays dividends upon the determination of the Board of Directors in its discretion that such payment is consistent with the long-term interests of the Company. Regulatory restrictions on dividend payments are described under the caption "Regulation - Limitations on Dividends and Other Capital Distributions."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following consolidated financial data as of and for the periods ended June 30, 2001, 2000, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of Montgomery. The financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere herein, including Montgomery Financial Corporation ("Montgomery") audited consolidated financial statements and notes thereto.


                                                                  At June 30,
                                                2001      2000      1999       1998     1997
                                              --------  --------  --------  --------  --------
                                                              (In thousands)
Summary of Financial Condition

Total assets................................  $136,855  $138,122  $123,959  $117,163  $103,399
Interest-bearing deposits in other financial
   institutions.............................     7,716    10,390     4,629    10,785    11,473
Investment securities available for sale....       324       444       881       312        42
Loans receivable, net.......................   120,203   119,131    11,415   100,210    86,908
Deposits....................................   100,635    91,507    82,468    83,982    71,265
Borrowings..................................    17,630    28,241    20,632    11,261    11,428
Stockholders' equity........................    16,909    16,981    19,397    20,065    19,367


                                                                                Year Ended June 30,
                                                          2001             2000           1999          1998           1997
                                                       -----------        -------      ---------     ---------      ---------
                                                                              (Dollars in thousands)
Summary of Operating Results:
Interest income(1)..................................   $    10,437        $ 9,912      $   9,149     $   8,335      $   7,220
Interest expense....................................         6,749          5,953          5,150         4,570          4,456
                                                       -----------        -------      ---------     ---------      ---------
      Net interest income...........................         3,688          3,959          3,999         3,765          2,764
Provision for loan losses...........................            53             --             40             6             22
                                                       -----------        -------      ---------     ---------      ---------
      Net interest income after provision
         for loan losses............................         3,635          3,959          3,959         3,759          2,742
Other income........................................           219            166             86            65            105
Other expenses:
      Salaries and employee benefits................         1,774          1,647          1,337         1,200            934
      Other.........................................         1,473          1,320          1,124           988          1,359
                                                       -----------        -------      ---------     ---------      ---------
            Total non-interest expense..............         3,247          2,967          2,461         2,188          2,293
                                                       -----------        -------      ---------     ---------      ---------
Income before income tax............................           607          1,158          1,584         1,636            554
Income tax expense..................................           230            459            628           655            241
                                                       -----------        -------      ---------     ---------      ---------
      Net income....................................   $       377        $   699      $     956     $     981      $     313
                                                       ===========        =======      =========     =========      =========
Net income per share(2)
      Basic.........................................         $0.34          $0.56          $0.65         $0.64          $0.67
      Diluted.......................................          0.34           0.56           0.65          0.64           0.67
Net income per share without the special
   SAIF assessment(2)
      Basic.........................................          0.34           0.56           0.65          0.64           1.23
      Diluted.......................................          0.34           0.56           0.65          0.64           1.23
Dividends declared per share(3).....................          0.22           0.22           0.22          0.22           0.21
Dividend payout ratio(4)............................         64.71%         39.29%         33.85%        34.38%         31.34%

Performance Ratios:
Return on average assets(5).........................          0.27%          0.52%          0.79%         0.92%          0.32%
Return on average equity(6).........................          2.21           3.86           4.81          4.97           3.39
Average equity to average assets....................         12.13          13.56          16.48         18.60           9.88
Equity to assets at end of period...................         12.36          12.29          15.65         17.13          18.73
Interest rate spread(7).............................          2.13           2.44           2.65          2.70           2.64
Net interest margin(8)..............................          2.75           3.10           3.46          3.70           3.09
Average interest-earning assets to average
   interest-bearing liabilities.....................        112.22         114.17         118.34        122.17         108.91
Non-interest expenses to average assets.............          2.31           2.22           2.01          2.05           2.37
Net interest income after provision for
   loan losses to non-interest expenses.............         1.12x          1.33x          1.63x         1.73x          1.24x

Asset Quality Ratios:
Non-performing assets to total assets...............          1.63%          1.01%          0.66%         0.78%          0.59%
Allowance for loan losses to net loans
   receivable at end of period......................          0.23           0.19           0.20          0.19           0.21
Allowance for loan losses to non-performing
   loans at end of period...........................         17.49          22.83          41.32         25.69          35.86
Non-performing loans to total loans.................          1.31           0.83           0.49          0.72           0.58

----------------
(1) Loan origination fees are included in interest income, on a deferral basis.
(2) Computed based upon the weighted average of the 250,000 shares of publicly owned common stock of the Association that were outstanding during the year ended June 30, 1997 converted to 466,254 shares of Montgomery common stock in connection with the Conversion.
(3) Adjusted for conversion ratio.
(4) Dividends per share divided by net income per share.
(5) Net income divided by average total assets.
(6) Net income divided by average total equity.
(7) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(8) Net interest income divided by average interest-earning assets.

         Capital  Requirements.   The  following  table  sets  forth  Montgomery
Savings' compliance with its capital requirements at June 30, 2001.

                                                                           Capital Level
                                                    OTS Requirement      at June 30, 2001(1)
                                                   ---------------- ----------------------------
                                                     % of              % of             Amount
                                                    Assets  Amount    Assets   Amount  of Excess
                                                   ------- -------- --------- -------- ---------
                                                              (Dollars in Thousands)
Capital Standard

Total risk-based capital (to risk weighted assets)   8.00%  $6,937    17.10%   $14,825  $ 7,888
Core (to adjusted tangible assets)                   2.00    2,718    11.42     15,521   12,803
Core capital (to adjusted total assets)              4.00    5,435    11.42     15,521   10,086

--------------
(1) Core capital figures are determined as a percentage of adjusted total assets; risk-based capital figures are determined as a percentage of risk-weighted assets in accordance with OTS regulations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Montgomery Financial Corporation ("Montgomery" or the "Company") is an Indiana corporation which was organized for the primary purpose of serving as the holding company for Montgomery Savings, a Federal Association (the "Association"). The following discussion and analysis of the Company's financial condition as of June 30, 2001 and results of operation should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto included herein.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including but not limited to, changes in regional and national economic conditions, as well as in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, credit and other risks of lending and investment activities, demand for loans in the Company's market area and competition, which, individually or collectively, could affect the Company's financial performance and cause actual results for future periods to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

AVERAGE BALANCES AND INTEREST RATES AND YIELDS

         The following table presents for the periods indicated the month-end average balances of each category of the Company's interest-earning assets and interest-bearing liabilities, and the average yields earned and interest rates paid on such balances. These yields and costs are determined by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                                                          Year Ended June 30,
                                       --------------------------------------------------------------------------------------------
                                                    2001                        2000                           1999
                                       ---------------------------- ----------------------------- ---------------------------------
                                         Average  Interest  Average  Average  Interest    Average   Average  Interest    Average
                                       Outstanding Earned/  Yield/ Outstanding Earned/    Yield/  Outstanding Earned/     Yield/
                                         Balance    Paid     Cost    Balance    Paid       Cost     Balance    Paid        Cost
                                         --------  -------  ------- --------- ---------  --------- --------  ---------- -----------
Interest-earning assets:
     Interest-earning deposits.....      $ 11,879  $   627    5.28%  $  8,982  $   492     5.48%   $  8,183   $   401     4.90%
     Investment securities.........           446       16    3.59        643       21     3.27         607        22     3.62
     Loans(1)......................       119,887    9,639    8.04    116,395    9,258     7.95     105,575     8,637     8.18
     Stock in FHLB of Indianapolis.         1,893      155    8.19      1,762      141     8.00       1,116        89     7.97
                                         --------  -------           --------  -------             --------   -------

Total interest-earning assets......       134,105   10,437    7.78    127,782    9,912     7.76     115,481     9,149     7.92
Non-interest-earning assets........         6,307              ---      5,651      ---                5,207       ---
                                         --------  -------           --------  -------             --------   -------
Total assets.......................      $140,412   10,437           $133,433    9,912             $120,688     9,149
                                         ========  -------           ========  -------             ========   -------

Interest-bearing liabilities:
     Savings accounts..............      $ 17,504  $   808    4.62   $ 13,699  $   634     4.63    $  9,806   $   422     4.30
     NOW and money market
        accounts...................         9,447      311    3.29     10,012      328     3.28       9,794       329     3.36
     Certificates of deposits......        71,558    4,390    6.13     61,769    3,454     5.59      61,295     3,431     5.60
                                         --------  -------           --------  -------             --------   -------
     Total deposits................        98,509    5,509    5.59     85,480    4,416     5.17      80,895     4,182     5.17
     Borrowings....................        20,993    1,240    5.91     26,444    1,537     5.81      16,690       968     5.80
                                         --------  -------           --------  -------             --------   -------

Total interest-bearing liabilities.       119,502    6,749    5.65    111,924    5,953     5.32      97,585     5,150     5.28
Other liabilities..................         3,875      ---              3,414      ---                3,213       ---
                                         --------  -------           --------  -------             --------   -------
Total liabilities..................       123,377    6,749            115,338    5,953              100,798     5,150
Total stockholders' equity.........        17,035      ---             18,095      ---               19,890       ---
                                         --------  -------           --------  -------             --------   -------
Total liabilities and stockholders'
   equity..........................      $140,412    6,749           $133,433    5,953             $120,688     5,150
                                         ========  -------           ========  -------             ========   -------

Net interest-earning assets........      $ 14,603                    $  15,858                     $ 17,896
                                         ========                    =========                     ========

Net interest income/interest rate
   spread..........................                 $3,688    2.13             $ 3,959     2.44               $3,999      2.64
                                                    ======                     =======                        ======
Average interest-earning assets to
   average interest-bearing liabilities   112.22%                      114.17%                      118.34%
Net interest margin(2).............                           2.75                         3.10                           3.46

----------
(1)      The average balance includes nonaccrual loans.
(2)      Net  interest   margin  is  net  interest  income  divided  by  average
         interest-earning assets.

         The following table sets forth the weighted average effective interest rates earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits, the interest rate spread of the Company, and the net yield on weighted average interest-earning assets for the periods and as of the dates shown.



                                                         As of        Year Ended June 30,
                                                       June 30, -----------------------------
                                                         2001      2001     2000      1999
                                                       -------- --------- --------  ---------
Weighted average yield on:
     Loans............................................   8.12%    8.04%     7.95%     8.18%
     Investment securities............................   4.32     3.70      3.27      3.62
     Total interest-earning assets....................   7.86     7.78      7.76      7.92
Weighted average rate on:
     Deposits.........................................   5.12     5.59      5.17      5.17
     Borrowings.......................................   5.77     5.91      5.81      5.80
     Total interest-bearing liabilities...............   5.21     5.65      5.32      5.28
Interest rate spread (spread between weighted
   average yield on total interest-earning assets
   and total interest bearing liabilities)............   2.65     2.13      2.44      2.64
Net interest margin (net interest income as a            N/A      2.75      3.10      3.46
   percentage of average interest-earning assets).....

RATE/VOLUME ANALYSIS

         The following table discloses the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by prior period volume) and (2) changes in volume (change in volume multiplied by prior period rate). Changes attributable to both rate and volume that cannot be segregated have been allocated proportionally to the change due to volume and the change due to rate.

                                                  Increase (Decrease) in Net Income
                                  -----------------------------------------------------------
                                   Year ended June 30, 2001 vs. Year ended June 30, 2000 vs.
                                    Year ended June 30, 2000      Year ended June 30, 1999
                                  ----------------------------- -----------------------------
                                   Increase (Decrease)          Increase (Decrease)
                                        Due to           Total         Due to        Total
                                  -------------------  Increase ------------------  Increase
                                   Volume     Rate    (Decrease)  Volume    Rate   (Decrease)
                                  --------- --------- --------- --------- -------- ----------
                                                      (Dollars in Thousands)
Interest-earning assets:
 Interest-earning deposits.......  $ 153      $ (18)    $ 135     $ 41     $  50     $ 91
 Investment securities...........     (7)         2        (5)       1        (2)      (1)
 Loans...........................    280        101       381      873      (252)     621
 Stock in FHLB of Indianapolis...     11          3        14       52       ---       52
                                   -----      -----     -----     ----     -----     ----
      Total......................    437         88       525      967      (204)     763
                                   -----      -----     -----     ----     -----     ----

Interest-bearing liabilities
 Savings accounts................    176         (2)      174      174        38      212
 NOW and money market accounts...    (19)         2       (17)       7        (8)      (1)
 Certificates of deposit.........    580        356       936       28        (5)      23
 Borrowings......................   (322)        25      (297)     566         3      569
                                   -----      -----     -----     ----     -----     ----
      Total......................    415        381       796      775        28      803
                                   -----      -----     -----     ----     -----     ----

Change in net interest income....  $  22      $(293)    $(271)    $192     $(232)    $(40)
                                   =====      =====     =====     ====     =====     ====

CHANGES IN FINANCIAL CONDITION

FINANCIAL CONDITION AT JUNE 30, 2001 COMPARED TO FINANCIAL CONDITION AT JUNE 30, 2000

         Montgomery's total assets were $136.9 million at June 30, 2001, an increase of $1.3 million, or 0.9% from June 30, 2000. During fiscal 2001, interest-earning assets decreased $1.7 million, or 1.3%. Short-term interest-bearing deposits decreased $2.7 million, or 25.7%. Loans increased a minimal $1.1 million, or 0.9% due to a decrease in loan demand in the market area. Interest-bearing deposits decreased $19,000 to $239,000 and investment securities decreased $120,000 to $324,000 during the twelve-month period. Real estate owned and held for development increased $482,000 or 37.0%. Real estate acquired in settlement of loans increased $235,000 due to the foreclosure of two single-family residences and one unimproved lot during the twelve month period. Two previously held properties were sold during the twelve-month period. All real estate acquired in settlement of loans, in the amount of $640,000, is currently available for sale. The appraised value of the real estate acquired equals or exceeds the book value. Therefore, no loss is expected to be realized upon the sale of the real estate acquired in settlement of loans. Real estate held for investment totaled $1,144,000 at June 30, 2001, an increase of $247,000, or 27.5% compared to June 30, 2000. This increase was primarily due an ongoing seven-unit condominium construction project. Premises and equipment decreased $56,000, or 1.7%. Deposits increased $9.1 million, or 10.0% and borrowings decreased $10.6 million, or 37.6% resulting in a net decrease in interest-bearing liabilities of $1.5 million, or 1.2%. The increase in deposits was primarily due to growth in branch offices. Interest rates required to retain these deposits were below comparable term Federal Home Loan Bank advances. The growth in deposits allowed Montgomery to pay off existing Federal Home Loan Bank advances with a higher cost of funds.

FINANCIAL CONDITION AT JUNE 30, 2000 COMPARED TO FINANCIAL CONDITION AT JUNE 30, 1999

         Montgomery's total assets were $138.1 million at June 30, 2000, and increase of $14.2 million, or 11.4%, from June 30, 1999. During fiscal 2000, interest-earning assets increased $13.7 million or 11.6%. Short-term interest-bearing deposits increased $5.7 million or 129.8%. Loans increased $7.7 million, or 6.9%. Interest-bearing deposits increased $39,000 to $259,000 and investment securities decreased $437,000 to $444,000 during the twelve-month period. Federal Home Loan Bank Stock increased from $1.3 million to $1.9 million. Real estate owned and held for development increased $120,000 or 10.2%. Real estate acquired in settlement of loans increased $138,000 due to a net increase during the twelve-month period of two single-family residences due to foreclosure. Two properties held at June 30, 1999 were sold during the twelve-month period. All real estate acquired in settlement of loans, in the amount of $405,000, was available for sale. The appraised value of the real estate acquired equals or exceeds the book value. Therefore, no loss was expected to be realized upon the sale of the real estate acquired in settlement of loans. Real estate held for investment totals $897,000, a decrease of $18,000, or 2.0%. Compared to June 30, 1999. Premises and equipment increased $397,000, or 14.0%, primarily due to an upgrade to the computer network system and the remodeling of the Covington office to accommodate the installation of a drive-up facility and an automated teller machine. Deposits increased $9.0 million, or 11.0%, and borrowings increased $7.6 million, or

36.9%, resulting in a net increase in interest-bearing liabilities of $16.6 million or 16.2%. The increase in deposits was primarily the result of an increase of approximately $7.1 million in deposits in the Lafayette office which opened in April 1999 and the Covington office which began offering drive-up and ATM services during the fiscal year. Borrowings increased $7.6 million, or 36.9%, primarily to fund loan growth. Due to the increase in deposits near fiscal year end, reductions to the advances were made as the advances matured. Stockholders' equity decreased $2.4 million, or 12.5%, primarily due to the use of $2.9 million for stock repurchase programs.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         General. Net income for the year ended June 30, 2001 was $377,000 compared to $699,000 for the year ended June 30, 2000, a decrease of $322,000, or 46.0%. Net interest income decreased $270,000 during the year ended June 30, 2001 as compared to the year ended June 30, 2000. Other income increased $52,000, or 31.4%, primarily due to an increase in service charges on deposit accounts. Non-interest expense increased $280,000, or 9.4%, primarily due to general increases in costs of operations and a net loss in real estate operations.

         Interest Income. Interest income for the year ended June 30, 2001 was $10.4 million, an increase of $526,000, or 5.3%, from interest income for fiscal 2000. The average balance of interest-earning assets for fiscal 2001 was $134.1 million compared to $127.8 million for fiscal 2000, an increase of $6.3 million, or 4.9%. This increase was primarily due to an increase in the average balance of loans in the amount of $3.5 million and an increase in average interest-earning deposits in the amount of $2.9 million from $9.0 million to $11.9 million. The average yield on interest-earning assets increased from 7.76% for fiscal 2000 to 7.78% for fiscal 2001. This increase was primarily due to an increase in average mortgage loan interest rates during fiscal 2001.

         Interest Expense. Interest expense for the year ended June 30, 2001 was $6.7 million compared to $6.0 million for the year ended June 30, 2000, an increase of $796,000, or 13.4%. Average interest-bearing liabilities increased from $111.9 million for the 2000 period to $119.5 million for fiscal 2001, an increase of $7.6 million, or 6.8%. The average cost of all interest-bearing liabilities increased from 5.32% for fiscal 2000 to 5.65% for fiscal 2001. The average cost of deposits increased from 5.17% for fiscal 2000 to 5.59% for fiscal 2001. The average cost of borrowings increased from 5.81% to 5.91% for the comparable periods. This was due to a general increase in local market rates.

         Provision for Loan Losses. The provision for loan losses was $53,000 for the year ended June 30, 2001, compared to no provision being made for the year ended June 30, 2000. Provision or adjustment entries are made periodically based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for loss accounts. Loans delinquent ninety days or more increased from $990,000 at June 30, 2000 to $1,595,000 on June 30, 2001. Non-performing loans to total loans at June 30, 2000 was 1.31% compared to 0.83% at June 30, 2000. The allowance for loan losses to non-performing loans was 17.5% at June 30, 2001 compared to 22.8% at June 30, 2000. The allowance to total loans was 0.23% and 0.19% for the comparable periods. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

         Non-Interest Income. Other income for the year ended June 30, 2001 was $219,000 compared to $166,000 for fiscal 2000, an increase of $53,000, or 31.9%.
Service charges on deposit accounts increased $53,000, or 88.5%, due to an increase in the service fee schedule for demand deposit accounts. Income from real estate operations was $16,000 for the year ended June 30, 2000. Due to a net loss on real estate operation for the year ended June 30, 2001. See the discussion under "Non-Interest Expense" below. During the year ended June 30, 2001, profit on the sale of securities available for sale was $35,000 compared to $55,000 for the year ended June 30, 2000, a decrease of $20,000, or 36.4%. Miscellaneous other income increased $36,000 primarily due to an increase in appraisal fee income as a result of Montgomery employing an in-house appraiser beginning in fiscal 2001. Employee costs, of approximately $25,000, associated with the appraiser are reflected in non-interest expense.

         Non-Interest Expense. Non-interest expense for the year ended June 30, 2001 was $3.2 million compared to $3.0 million, an increase of $280,000, or 9.4% from fiscal 2000. Salary and employee benefits increased $127,000, or 7.7%, to $1.8 million for fiscal 2001. This increase was primarily due to the addition of an in-house real estate appraiser and an increase in branch office personnel to accommodate growth. Net occupancy expense increased $68,000, primarily due to an additional $48,000 in real estate tax expense for accrual adjustment and an increase of $13,000 in depreciation expense due to the fiscal 2000 improvements to the Covington office. Equipment expense increased $10,000 due to the increase in expenses associated with growth and expansion. Data processing expense decreased $16,000 due to the conversion of the service bureau program and a decrease in per account costs. Advertising expense decreased $18,000 from fiscal 2000 primarily due to the higher than normal advertising expense during fiscal 2000 in order to promote the Lafayette, Indiana office. Other expenses for the year ended June 30, 2001 were $662,000 compared to $612,000 for the year ended June 30, 2000, an increased of $50,000, or 8.1%, primarily due to approximately $48,000 in legal and professional fees associated with the proposed merger with Union Community Bancorp announced July 23, 2001.

         Income Tax Expense. Income tax expense for the year ended June 30, 2001 was $230,000 compared to $459,000 for the year ended June 30, 2000. The decrease in income tax expense was due to the decrease in income before tax.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         General. Net income for the year ended June 30, 2000 was $699,000 compared to $956,000 for the year ended June 30, 1999, a decrease of $257,000, or 26.9%. Net interest income increased $40,000 during the year ended June 30, 2000 as compared to the year ended June 30, 1999. Other income increased $81,000, or 93.8%, primarily due to the gain on sale of available for sale securities. Non-interest expense increased $506,000, or 20.6%, primarily due to the increased costs of staffing, advertising and operation of the Lafayette Office opened in April 1999. Growth in other offices also contributed to the increase in expense.

         Interest Income. Interest income for the year ended June 30, 2000 was $9.9 million, an increase of $762,000, or 8.3%, from interest income for the same period in 1999. The average balance of interest-earning assets for the 2000 period was $127.8 million compared to $115.5 million for the 1999 period, an increase of $12.3 million, or 10.7%. This increase was primarily due to an increase in the average balance of loans in the amount of $10.8 million. Average interest earning deposits increased $800,000 from $8.2 million to $9.0 million. The average yield on interest-earning assets decreased from 7.92% for the 1999 period to 7.76% for the twelve months ended June 30, 2000. This decrease was primarily due to a decrease in mortgage loan interest rates during most of the twelve month period.

         Interest Expense. Interest expense for the year ended June 30, 2000 was $6.0 million compared to $5.2 million for the year ended June 30, 1999, an increase of $802,000, or 15.6%. Average interest-bearing liabilities increased from $97.6 million for the 1998 period to $111.9 million for the 2000 period, an increase of $14.3 million, or 14.7%. The average cost of all interest-bearing liabilities increased from 5.28% for fiscal 1999 to 5.32% for fiscal 2000. The average cost of deposits remain the same at 5.17% for the 2000 period compared to the period ending June 30, 1999. The average cost of borrowings increased from 5.80% to 5.81% for the comparable periods.

         Provision for Loan Losses. The provision for loan losses was $40,000 for the year ended June 30, 1999, compared to no provision being made for the year ended June 30, 2000. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for loss accounts. Loans delinquent ninety days or more increased from $547,000 at June 30, 1999 to $990,000 on June 30, 2000. Non-performing loans to total loans at June 30, 2000 was 0.83% compared to 0.49% at June 30, 1999. The allowance for loan losses to non-performing loans was 22.8% at June 30, 2000 compared to 41.3% at June 30, 1999. The allowance to total loans was 0.19% and 0.20% for the comparable periods. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

         Non-interest Income. Other income for the year ended June 30, 2000 was $166,000 compared to $86,000 for the 1999 period, an increase of $80,000, or 93.8%. Service charges on deposit accounts increased $19,000 due to the increase in demand deposit accounts. Income from real estate operations decreased $13,000, or 45.2%, from $29,000 for the year ended June 30, 1999 to $16,000 for the current period. Net rental income included in the income from real estate income operations increased $8,000 but, was offset due to a decrease in the provision for noninterest earning assets of $10,000 in the 1999 and an increase of $11,000 in the 2000 period. During the year ended June 30, 2000 a profit on the sale of securities available for sale in the amount of $55,000 was realized. Miscellaneous other income increased $20,000 primarily due to increased fee income related to debit card and ATM usage and appraisal fee income.

         Non-Interest Expense. Non-interest expense for the year ended June 30, 2000 was $3.0 million compared to $2.5 million, an increase of $506,000, or 20.6% from the comparable 1999 period. Salary and employee benefits increased $310,000, or 23.2%, from $1.3 million for the 1999 period to $1.6 million for the 2000 period. This increase was primarily due to an increase in branch office personnel to accommodate growth and to staff the Lafayette, Indiana office which opened in 1999. Net occupancy expense increased $53,000, equipment expense increased $46,000 and data processing expense increased $5,000 due to the increase in expenses associated with growth and expansion. Advertising expense increased $33,000 from the 1999 period primarily due to the advertising increase to promote the Lafayette, Indiana office. Other expenses for the year ended June 30, 2000 were $612,000 compared to $537,000 for the year ended June 30, 1999, an increased of $76,000, or 14.1%. Included in other expenses for the 2000 period is approximately $6,000 in expense related to customer awareness of the Y2K issue with the balance of the increase being generally reflective of Montgomery's growth.

         Income Tax Expense. Income tax expense for the year ended June 30, 2000 was $459,000 compared to $628,000 for the year ended June 30, 1999. The decrease in income tax expense was due to the decrease in income before tax.

LIQUIDITY AND CAPITAL RESOURCES

         Montgomery's primary source of funds is its deposits. To a lesser extent, Montgomery has also relied upon loan payments and payoffs and FHLB advances as sources of funds. Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows can fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Montgomery attempts to price its deposits to meet its asset /liability management objectives consistent with local market conditions.

         Federal regulations require Montgomery to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Montgomery has historically maintained its liquidity ratio above all required levels. Montgomery's average liquidity ratio for the year ended June 30, 2001 was 10.5%. Liquidity management is both a daily and long-term responsibility of management. Montgomery adjusts liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds and short-term interest-bearing deposit accounts. If Montgomery requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

         Cash flows for Montgomery are of three major types. Cash flows from operating activities consist primarily of income provided by cash. Investing activities generate cash flows through the origination, sale and principal collections on loans as well as the purchases and sales of investments. Montgomery's cash flows from investment resulted primarily from purchases and maturities of investment securities. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings.

         Montgomery considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. Montgomery anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and long-term liabilities. At June 30, 2001, Montgomery had outstanding commitments to originate and fund loans of $5.1 million and no commitments to sell loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $44.6 million. Management believes that a significant portion of these deposits will remain with Montgomery. At June 30, 2001, Montgomery had $1.0 million of FHLB advances which reprice in one year or less.

         The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger actions by the regulatory agencies that, if undertake, could have a material effect on the Association's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         At June 30, 2001, the Association believed that it met all capital adequacy requirements to which it was subject and the most recent notification from the regulatory agency categorized the Association as well capitalized under the regulatory framework for prompt corrective action.

         The Association's actual and required capital amounts and ratios were as follows:

                                                           June 30, 2001
                                          ----------------------------------------------
                                                          Required for       To Be Well
                                               Actual   Adequate Capital(1) Capitalized(1)
                                          --------------- -------------- ---------------
                                           Amount  Ratio  Amount  Ratio   Amount  Ratio
                                          -------- ------ ------- ------ -------- ------
                                                       (Dollars in Thousands)

Total risk-based capital(1) (to risk
   weighted assets).....................  $14,825  17.1%  $6,937   8.0%   $8,671    10.0%
Core (to adjusted tangible assets)......   15,521  11.4    2,718   2.0       N/A     N/A
Core capital(1) (to adjusted
   total assets)........................   15,521  11.4    5,435   4.0     6,794     5.0

---------------------
(1)      As defined by the regulatory agencies.

ASSET/LIABILITY MANAGEMENT

         The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than

"normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets and risk based capital exceeding 12% from reporting information to calculate exposure and making any deduction from risk-based capital. At June 30, 2001, the Association's total assets were $136.9 million and risk-based capital was 17.1%; therefore the Association would have been exempt from calculating or making any risk-based capital reduction. The Association's management, however, believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 2001, 2.0% of the present value of the Association's assets was approximately $2.9 million, which was less than $5.3 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on that date. Based on June 30, 2001 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $1.2 million. Even with this reduction of risk-based capital and core capital, the Association would still be classified as "well capitalized."

         It has been and continues to be a priority of Montgomery's Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes in interest rates on Montgomery's NPV. Montgomery's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of Montgomery's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of Montgomery's interest-bearing liabilities to its interest-earning assets.

         Presented below, as of June 30, 2001, and June 30, 2000, is an analysis of Montgomery's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon assumptions at June 30, 2001 and June 30, 2000, the NPV of Montgomery was $21.9 million and $18.5 million, respectively. NPV is calculated by the OTS for the purpose of interest rate risk assessment and should not be considered as an indicator of value of Montgomery.

    Assumed      Board  At June 30, 2001   At June 30, 2000
   Change in     Limit  ----------------- -----------------
Interest Rates % Change $ Change $ Change $ Change $ Change
(Basis Points)  in NPV   in NPV   in NPV   in NPV   in NPV
-------------- -------- -------- -------- -------- --------
                                    (Dollars in Thousands)

     +300         -60    (8,092)    (37)   (6,421)    (35)
     +200         -50    (5,331)    (24)   (4,224)    (23)
     +100         -30    (2,439)    (11)   (2,011)    (11)
       0           0          0       0         0       0
     -100         -30     1,529       7     1,367       7
     -200         -50     2,454      11     1,970      11
     -300         -60     3,307      15     2,685      15


         In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 2001, Montgomery would experience a 15% increase in NPV in a declining rate environment and a 37% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by Montgomery in recent periods was primarily due to the maturities of interest-earning assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed rate residential mortgage loans and non-residential loans.

IMPACT OF NEW ACCOUNTING STANDARDS

         Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

         This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

         The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

         Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

         Impairment testing is a two step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

         The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

         Since the Company has no legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS 141 and 142 will have no impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS


                         Independent Accountants' Report




To the Stockholders and
Board of Directors
Montgomery Financial Corporation
Crawfordsville, Indiana


We have audited the consolidated statement of financial condition of Montgomery Financial Corporation and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Montgomery Financial Corporation and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP


Indianapolis, Indiana
August 3, 2001

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                  Consolidated Statement of Financial Condition


June 30                                                                 2001                   2000
                                                                    ------------           ------------
Assets
 Cash                                                               $    486,822           $    394,392
 Interest-bearing demand deposits                                      7,477,130             10,131,874
                                                                    ------------           ------------
       Total cash and cash equivalents                                 7,963,952             10,526,266
 Interest-bearing deposits                                               239,420                258,689
 Investment securities available for sale                                323,644                443,917
 Loans, net of allowance for loan losses of $279,000 and             120,203,405            119,130,784
 $226,000
 Premises and equipment                                                3,180,024              3,236,258
 Federal Home Loan Bank stock                                          1,893,300              1,893,300
 Foreclosed assets and real estate held for development, net           1,783,671              1,301,996
 Interest receivable                                                     787,800                951,010
 Other assets                                                            479,469                380,038
                                                                    ------------           ------------
       Total assets                                                 $136,854,685           $138,122,258
                                                                    ============           ============
Liabilities
 Deposits
       Noninterest bearing                                          $  2,475,314           $  2,580,192
       Interest bearing                                               98,159,878             88,926,339
                                                                    ------------           ------------
             Total deposits                                          100,635,192             91,506,531
 Federal Home Loan Bank advances                                      17,629,678             28,241,258
 Interest payable                                                        571,042                534,341
 Other liabilities                                                     1,109,477                859,417
                                                                    ------------           ------------
             Total liabilities                                       119,945,389            121,141,547
                                                                    ------------           ------------

 Commitments and Contingencies

Stockholders' Equity
 Preferred stock, $.01 par value
       Authorized and unissued--2,000,000 shares
 Common stock, $.01 par value
       Authorized--8,000,000 shares
       Issued and outstanding--1,207,698 and 1,244,790 shares             12,077                 12,448
 Additional paid-in capital                                            9,873,737             10,176,190
 Retained earnings                                                     8,159,612              8,102,308
 Unearned Employee Stock Ownership Plan (ESOP) shares                   (971,860)            (1,055,482)
 Unearned compensation                                                  (178,845)              (199,633)
 Accumulated other comprehensive income (loss)                            14,575                (55,120)
                                                                    ------------           ------------
             Total stockholders' equity                               16,909,296             16,980,711
                                                                    ------------           ------------

             Total liabilities and stockholders' equity             $136,854,685           $138,122,258
                                                                    ============           ============


See notes to consolidated financial statements.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                        Consolidated Statement of Income


Year Ended June 30                                    2001         2000         1999
                                                  -----------   ----------   ----------
Interest and Dividend Income
     Loans receivable                             $ 9,639,120   $9,257,296   $8,637,174
     Investment securities                             16,498       21,327       21,652
     Deposits with financial institutions             627,195      491,836      401,222
     Federal Home Loan Bank stock                     154,835      140,998       89,265
                                                  -----------   ----------   ----------
           Total interest and dividend income      10,437,648    9,911,457    9,149,313
                                                  -----------   ----------   ----------
Interest Expense
     Deposits                                       5,509,098    4,415,527    4,182,337
     Federal Home Loan Bank advances                1,240,088    1,529,321      968,294
     Other borrowings                                                7,883
                                                  -----------   ----------   ----------
           Total interest expense                   6,749,186    5,952,731    5,150,631
                                                  -----------   ----------   ----------

Net Interest Income                                 3,688,462    3,958,726    3,998,682
     Provision for loan losses                         53,000                    40,000
                                                  -----------   ----------   ----------

Net Interest Income After Provision for
   Loan Losses                                      3,635,462    3,958,726    3,958,682
                                                  -----------   ----------   ----------
Other Income
     Service charges on deposit accounts              113,049       59,981       41,256
     Real estate operations, net                                    16,265       29,662
     Net realized gains on sales of available-for-
        sale securities                                34,593       55,134
     Other income                                      71,053       35,058       14,977
                                                  -----------   ----------   ----------
           Total other income                         218,695      166,438       85,895
                                                  -----------   ----------   ----------
Other Expenses
     Salaries and employee benefits                 1,774,122    1,647,004    1,337,059
     Net occupancy expenses                           240,791      173,085      120,406
     Equipment expenses                               242,111      231,780      185,439
     Data processing fees                             165,923      181,992      176,869
     Deposit insurance expense                         18,856       33,840       50,427
     Advertising expense                               69,043       86,699       53,989
     Real estate operations, net                       74,031
     Other expenses                                   661,997      612,461      536,668
                                                  -----------   ----------   ----------
           Total other expenses                     3,246,874    2,966,861    2,460,857
                                                  -----------   ----------   ----------

Income Before Income Tax                              607,283    1,158,303    1,583,720
     Income tax expense                               229,800      459,200      627,900
                                                  -----------   ----------   ----------

Net Income                                        $   377,483   $  699,103   $  955,820
                                                  ===========   ==========   ==========


Net Income Per Share
     Basic                                               $.34        $.56          $.65
     Diluted                                              .34         .56           .65


See notes to consolidated financial statements.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                 Consolidated Statement of Stockholders' Equity


                                                                                                            Accumulated
                                    Common Stock                                                                Other
                                -------------------                                                             Compre-
                                                     Additional   Compre-                            Unearned  hensive
                                   Shares             Paid-in     hensive    Retained    Unearned     Compen-   Income
                                Outstanding  Amount   Capital     Income     Earnings  ESOP Shares    sation    (Loss)      Total
                                ---------- -------- ----------- ---------- ----------- ------------ ---------- -------- ------------
Balances, July 1, 1999          1,653,032  $16,530  $13,571,387            $7,782,192  $(1,230,802) $(128,507) $ 54,351 $20,065,151

Comprehensive income
  Net income                                                     $955,820     955,820                                       955,820
  Other comprehensive
   loss, net of tax
Unrealized losses on securities                                   (34,012)                                      (34,012)    (34,012)
                                                                 --------
Comprehensive income                                             $921,808
                                                                 ========
Cash dividends ($.22 per share)                                              (321,198)                                     (321,198)
ESOP shares earned                                        2,661                             89,006                           91,667
Purchase of stock                (131,890)  (1,319)  (1,082,155)             (285,563)                                   (1,369,037)
MRP shares earned                                       (27,112)                                       35,793                 8,681
                                ---------  -------  -----------            ----------  -----------  ---------   ------- -----------
Balances, June 30, 1999         1,521,142   15,211    2,464,781             8,131,251   (1,141,796)   (92,714)   20,339  19,397,072
Comprehensive income
  Net income                                                     $699,103     699,103                                       699,103
  Other comprehensive loss,
    net of tax
    Unrealized losses on
     securities, net of
     reclassification adjustment                                  (75,459)                                      (75,459)    (75,459)
                                                                 --------
Comprehensive income                                             $623,644
                                                                 ========
Cash dividends ($.22 per share)                                              (261,282)                                     (261,282)
ESOP shares earned                                      (10,760)                            86,314                           75,554
Purchase of stock                (296,052)  (2,960)   2,424,718)             (466,764)                                   (2,894,442)
Issuance of stock for
 Recognition and
  Retention Plan (RRP)             19,700      197      159,866                                      (160,063)
MRP and RRP shares earned                               (12,979)                                       53,144                40,165
                                ---------  -------  -----------            ----------  -----------  ---------   ------- -----------

Balances, June 30, 2000         1,244,790   12,448   10,176,190             8,102,308   (1,055,482)  (199,633)  (55,120) 16,980,711
Comprehensive income
 Net income                                                      $377,483     377,483                                       377,483
 Other comprehensive loss,
   net of tax
   Unrealized gains on
    securities, net of
    reclassification adjustment                                    69,695                                        69,695      69,695
                                                                 --------
Comprehensive income                                             $447,178
                                                                 ========
Cash dividends ($.22 per share)                                              (246,794)                                     (246,794)
ESOP shares earned                                        4,026                             83,622                           87,648
Purchase of stock                 (37,092)    (371)    (303,122)              (73,385)                                     (376,878)
MRP and RRP shares earned                                (3,357)                                       20,788                17,431
                                ---------  -------  -----------            ----------  -----------  ---------   ------- -----------

Balances, June 30, 2001         1,207,698  $12,077  $ 9,873,737            $8,159,612  $  (971,860) $(178,845)  $14,575 $16,909,296
                                =========  =======  ===========            ==========  ===========  =========   ======= ===========


See notes to consolidated financial statements.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                      Consolidated Statement of Cash Flows

Year Ended June 30                                          2001           2000          1999
                                                         -----------   -----------   -----------
Operating Activities
 Net income                                              $   377,483   $   699,103   $   955,820
 Adjustments to reconcile net income to net
   cash provided by operating activities
     Provision for loan losses                                53,000                      40,000
     Provision for loss on real estate owned                  63,829        11,041        15,000
     Depreciation                                            322,279       317,239       248,068
     Gain on sale of available for sale securities           (34,593)      (55,134)
     ESOP shares earned                                       87,648        75,554        91,667
     Amortization of unearned compensation                    17,431        40,165         8,681
     Deferred income tax                                     (57,913)      (18,357)       25,238
     Change in
      Interest receivable                                    163,210       (57,156)      (50,055)
      Interest payable                                        36,701       (32,291)       28,181
      Other assets                                           (99,431)      (35,002)      (97,774)
      Other liabilities                                      263,216        18,374      (369,248)
     Other adjustments                                        (1,124)       (3,288)          708
                                                         -----------   -----------   -----------
       Net cash provided by operating activities           1,191,736       960,248       896,286
                                                         -----------   -----------   -----------

Investing Activities
 Net change in interest-bearing deposits                      19,269       (39,226)       (4,463)
 Proceeds from maturities and paydowns of
    securities available for sale                                                         21,967
 Proceeds from sale of available-for-sale
   securities                                                320,274       367,164
 Purchase of securities available for sale                   (50,000)                   (647,220)
 Net change in loans                                      (1,513,842)   (7,794,544)  (11,368,796)
 Additions to real estate owned                             (296,206)     (118,060)     (240,689)
 Proceeds from real estate owned sales                       103,366        62,500       599,300
 Purchase of premises and equipment                         (229,364)     (678,094)   (1,050,647)
 Purchase of FHLB of Indianapolis stock                                   (642,600)     (329,200)
                                                         -----------   -----------   -----------
       Net cash used by investing activities              (1,646,503)   (8,842,860)  (13,019,748)
                                                         -----------   -----------   -----------
Financing Activities
 Net change in
     Noninterest-bearing, interest-bearing demand and
        savings deposits                                   4,819,082     5,350,066     2,551,618
     Certificates of deposit                               4,309,579     3,688,820    (4,065,955)
     FHLB line of credit                                                  (618,767)      618,767
 Proceeds from FHLB advances                                            11,000,000    11,000,000
 Repayment of FHLB advances                              (10,611,580)   (2,772,044)   (2,247,413)
 Proceeds from other borrowings                                            350,000
 Repayment of other borrowings                                            (350,000)
 Purchase of stock                                          (376,878)   (2,894,442)   (1,369,037)
 Dividends paid                                             (247,750)     (277,568)     (328,450)
                                                         -----------   -----------   -----------
      Net cash provided (used) by financing activities    (2,107,547)   13,476,065     6,159,530
                                                         -----------   -----------   -----------

Net Change in Cash and Cash Equivalents                   (2,562,314)    5,593,453    (5,963,932)

Cash and Cash Equivalents, Beginning of Period            10,526,266     4,932,813    10,896,745
                                                         -----------   -----------   -----------
Cash and Cash Equivalents, End of Period                 $ 7,963,952   $10,526,266   $ 4,932,813
                                                         ===========   ===========   ===========
Additional Cash Flow and Supplementary Information
    Interest paid                                        $ 6,712,485   $ 5,985,022   $ 5,122,450
    Income tax paid                                          233,720       481,144     1,082,864
    Loan balances transferred to real estate owned           388,221       240,605       123,126
    Dividends payable                                         66,424        67,380        83,666

See notes to consolidated financial statements.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Montgomery Financial Corporation (Company) and its wholly owned subsidiary, Montgomery Savings, a Federal Association (Association), and the Association's wholly owned subsidiary, MSA Service Corporation (MSA), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Association. The Association operates under a federal thrift charter and provides full banking services. As a federally chartered thrift, the Association is subject to regulation by the Office of Thrift Supervision (OTS), and the Federal Deposit Insurance Corporation.

The Association generates mortgage and consumer loans and receives deposits from customers located primarily in central Indiana. The Association's loans are generally secured by specific items of collateral including real property and consumer assets.

MSA is a real estate management and development company.

Consolidation--The consolidated financial statements include the accounts of the Company, the Association and MSA after elimination of all material intercompany transactions.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Association will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Loans whose payments have insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered impaired. The Association considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans.

Allowances for loan and real estate losses are maintained to absorb loan and real estate losses based on management's continuing review and evaluation of the loan and real estate portfolios and its judgment as to the impact of economic conditions on the portfolios. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolios, the current condition and amount of loans and real estate owned outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses and the valuation of real estate is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2001, the allowance for loan losses and carrying value of real estate owned are adequate based on information currently available. A worsening or protracted economic decline in the area within which the Association operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets, which range from 3 to 35 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Foreclosed assets and real estate held for development, net arises from loan foreclosure or deed in lieu of foreclosure and acquisition of real estate for development and are carried at the lower of cost or fair value less estimated selling costs. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property, net of rental and other income are expensed.

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Earnings per share have been computed based upon the weighted average common and potential common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average common shares and potential common shares outstanding.

Note 2 - Restriction on Cash and Due From Banks

The Association is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2001, was $50,000.

Note 3 - Investment Securities

                                                                                2001
                                            ----------------------------------------------------------------------------
                                                                     Gross               Gross
                                                Amortized          Unrealized          Unrealized            Fair
June 30                                            Cost              Gains               Losses             Value
------------------------------------------  ------------------ ------------------  ------------------ ------------------
Available for sale
Marketable equity securities                       $300               $28                  $4                $324
                                                   ====               ===                  ==                ====


                                                                                2000
                                            ----------------------------------------------------------------------------
                                                                     Gross               Gross
                                                Amortized          Unrealized          Unrealized            Fair
June 30                                            Cost              Gains               Losses             Value
------------------------------------------  ------------------ ------------------  ------------------ ------------------
Available for sale
Marketable equity securities                       $535                $0                 $91                $444
                                                   ====                ==                 ===                ====

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 4 - Loans and Allowance


June 30                                    2001           2000
--------                                 --------       --------
Loans
     Real estate mortgage loans
           One-to-four family            $ 87,248       $ 93,929
           Multi-family                       643          1,459
           Commercial                      21,022         16,698
     Real estate construction loans         4,847          3,599
     Home equity loans                      7,215          3,945
     Consumer loans                           448            565
     Share loans                              341            363
                                         --------       --------
                                          121,764        120,558
     Undisbursed portion of loans          (1,604)        (1,520)
     Deferred loan costs                      322            319
     Allowance for loan losses               (279)          (226)
                                         --------       --------
                                         $120,203       $119,131
                                         ========       ========



Year Ended June 30                  2001    2000   1999
------------------                  ----    ----   ----

Allowance for loan losses
     Balances, July 1               $226    $226   $186
     Provision for loan losses        53             40
                                    ----    ----   ----
     Balances, June 30              $279    $226   $226
                                    ====    ====   ====

Information on impaired loans is summarized below.


June 30                                                       2001
-------                                                       ----

Impaired loans with an allowance                              $907
                                                              ====
Allowance for impaired loans (included in the Company's
   allowance for loan losses)                                 $ 78


Year Ended June 30                                            2001
------------------                                            ----
Average balance of impaired loans                             $375
Interest income recognized on impaired loans                    32
Cash-basis interest included above                              31


At June 30, 2000 and during the years ended June 30, 2000 and 1999, the Company had no impaired loans.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 5 - Premises and Equipment


June 30                           2001              2000
------------------           --------------     -------------

Land                                 $  493           $   493
Building                              2,571             2,546
Equipment                             2,009             1,843
                             --------------     -------------
         Total cost                   5,073             4,882
Accumulated depreciation             (1,893)           (1,646)
                             --------------     -------------
         Net                         $3,180            $3,236
                             ==============     =============


Note 6 - Foreclosed Assets and Real Estate Held for Development


June 30                                               2001           2000
-------                                              ------         ------

Real estate acquired in settlement of loans          $  715         $  441
Real estate held for development and income           1,346          1,063
Allowance for losses                                    (75)           (36)
                                                     ------         ------
                                                      1,986          1,468
Accumulated depreciation                               (202)          (166)
                                                     ------         ------

      Net                                            $1,784         $1,302
                                                     ======         ======



Year Ended June 30                             2001         2000        1999
                                             --------     -------     -------
Allowance for losses on real estate owned
  Balances, July 1                           $     36     $    25     $    10
  Provision for losses                             64          11          15
  Assets charged off                              (25)
                                             --------     -------     -------

  Balances, June 30                          $     75     $    36     $    25
                                             ========     =======     =======

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 7 - Deposits


June 30                                     2001         2000
-------                                   --------     --------

Noninterest-bearing                       $  2,475     $  2,581
Interest-bearing demand                      9,588        9,978
Savings deposits                            20,055       14,741
Certificates and other time
  deposits of $100,000 or more              22,218       20,676
Other certificates and time deposits        46,299       43,531
                                          --------     --------

      Total deposits                      $100,635     $ 91,507
                                          ========     ========

Certificates and other time deposits maturing in years ending June 30


     2002                          $44,623
     2003                           15,400
     2004                            4,961
     2005                            1,296
     2006                            2,237
                                   -------
                                   $68,517
                                   =======

Note 8 - FHLB Advances

                                                           2001
                                               ---------------------------
                                                               Weighted-
                                                                Average
June 30                                          Amount           Rate
-------                                        ---------      ------------
Advances from FHLB
    Maturities in years ending June 30
         2002                                   $  1,022          5.40%
         2003                                        943          5.40
         2004                                      4,009          5.38
         2005                                        598          5.40
         Thereafter                               11,058          6.00
                                                --------
                                                 $17,630          5.77
                                                 =======


The Association has an available line of credit with the FHLB totaling $5,000,000. The line of credit expires March 1, 2002 and bears interest at a rate equal to the current variable advance rate.

The FHLB advances are secured by first mortgage loans totaling $83,544,000. Advances are subject to restrictions or penalties in the event of prepayment.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 9 - Income Tax


Year Ended June 30                              2001        2000      1999
------------------                             -----       -----     -----

Income tax expense
    Currently payable
        Federal                                $ 226       $ 373     $ 431
        State                                     62         104       172
    Deferred
        Federal                                  (49)        (17)       16
        State                                     (9)         (1)        9
                                               -----       -----     -----

             Total income tax expense          $ 230       $ 459     $ 628
                                               =====       =====     =====

Reconciliation of federal statutory
   to actual tax expense
    Federal statutory income tax at 34%        $ 206       $ 394     $ 538
    Effect of state income taxes                  35          68       119
    Other                                        (11)         (3)      (29)
                                               -----       -----     -----

             Actual tax expense                $ 230       $ 459     $ 628
                                               =====       =====     =====

Effective tax rate                              37.8%       39.6%     39.6%



The components of the deferred tax liability are as follows at:


June 30                                             2001            2000
-------                                            ------          ------
Assets
   Allowance for loan losses                       $  111          $   88
   State income tax                                    20              23
   Retirement plans and other employee benefits        89              95
   Securities available for sale                                       36
   Other                                               38               2
                                                   ------          ------
     Total assets                                     258             244
                                                   ------          ------

Liabilities
   Depreciation                                     (260)           (252)
   FHLB of Indianapolis stock dividend               (30)            (30)
   Loan costs                                       (252)           (268)
   Securities available for sale                     (10)
                                                   ------          ------
     Total liabilities                              (552)           (550)
                                                   ------          ------

                                                   $(294)          $(306)
                                                   ======          ======

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Retained earnings at June 30, 2001, include approximately $1,500,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $590,000 at June 30, 2001.


Note 10 - Other Comprehensive Income


                                                         2001
                                       ----------------------------------------
                                       Before-Tax         Tax        Net-of-Tax
Year Ended June 30                       Amount         Expense        Amount
------------------                     ----------       -------      ----------
Unrealized gains on securities
Unrealized holding gains arising
   during the year                        $150           $(59)          $91
Less: reclassification adjustment
   for gains realized in net income         35            (14)           21
                                          ----           ----           ---
Net unrealized gains                      $115           $(45)          $70
                                          ====           ====           ===


                                                      2000
                                     ----------------------------------------
                                                       Tax
                                     Before-Tax      Benefit        Net-of-Tax
Year Ended June 30                     Amount       (Expense)         Amount
------------------                    -------        -------        --------

Unrealized losses on securities
Unrealized holding losses arising
  during the year                     $  (69)        $    27        $    (42)
Less: reclassification adjustment
  for gains realized in net income         55            (22)             33
                                      -------        -------        --------
Net unrealized losses                 $  (124)       $    49        $    (75)
                                      =======        =======        ========


                                                      1999
                                     ----------------------------------------
                                     Before-Tax        Tax         Net-of-Tax
Year Ended June 30                     Amount        Benefit         Amount
------------------                    -------        -------        --------

Unrealized losses on securities
Unrealized holding losses arising
 during the year                      $   (56)       $    22        $    (34)
                                      =======        =======        ========

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 11 - Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying consolidated financial statements. The
Association's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Association uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statement of financial condition.

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                              2001              2000
                                        ----------------- -----------------

Commitments to extend credit                $5,065            $3,472


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include residential real estate or other assets of the borrower.

The Company and Association are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 12 - Dividends and Capital Restrictions

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Without prior approval, current regulations allow the Association to pay dividends to the Company not exceeding retained net income for the current calendar year plus those for the previous two calendar years. The Association normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. OTS regulations also prohibit a savings association from declaring or paying any dividends if, as a result, the regulatory capital of the Association would be reduced below the minimum amount required to be maintained for the liquidation account established in connection with the conversion. Any additional amount of capital distributions would require prior regulatory approval.

At the time of conversion on June 30, 1997, a liquidation account was established in an amount equal to $420,000 of dividends waived by Montgomery Mutual Holding Company plus the Association's net worth at March 31, 1995. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Association after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $7,062,000.

At June 30, 2001, the stockholder's equity of the Association was $15,942,000. Although well capitalized, under current regulations in effect, the Association is required to apply to the Office of Thrift Supervision to pay dividends to the Company.

Note 13 - Regulatory Capital

The  Association  is  subject  to  various   regulatory   capital   requirements
administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Core 1 capital, and Core 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of an association in any of the undercapitalized categories can result in actions by regulators that could have a material effect on an association's operations. At June 30, 2001 and 2000, the Association is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2001 that management believes have changed the Association's classification.

The Association's actual and required capital amounts and ratios are as follows:


                                                                                Required for           To Be Well
                                                              Actual         Adequate Capital 1      Capitalized 1
                                                       ------------------    -----------------    ------------------
As of June 30, 2001                                     Amount     Ratio     Amount      Ratio    Amount       Ratio
-------------------                                    -------    -------    ------      -----    ------       -----
Total risk-based capital 1 (to risk-weighted assets)   $14,825     17.10%    $6,937       8.0%    $8,671       10.0%
Tier 1 capital 1 (to risk-weighted assets)              15,521     17.90      3,469       4.0      5,203        6.0
Core capital 1 (to adjusted total assets)               15,521     11.42      5,435       4.0      6,794        5.0
Core capital 1 (to adjusted tangible assets)            15,521     11.42      2,718       2.0        N/A        N/A
Tangible capital 1 (to adjusted total assets)           15,521     11.42      2,038       1.5        N/A        N/A


As of June 30, 2000
-------------------

Total risk-based capital 1 (to risk-weighted assets)   $14,636     17.14%    $6,831       8.0%    $8,539       10.0%
Tier 1 capital 1 (to risk-weighted assets)              15,142     17.73      3,415       4.0      5,123        6.0
Core capital 1 (to adjusted total assets)               15,142     11.06      5,477       4.0      6,847        5.0
Core capital 1 (to adjusted tangible assets)            15,142     11.06      2,739       2.0        N/A        N/A
Tangible capital 1 (to adjusted total assets)           15,142     11.06      2,054       1.5        N/A        N/A

-------------
1  As defined by regulatory agencies

Note 14 - Employee Benefit Plans

The Company has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Company matches employees' contributions at the rate of 100 percent of the first 7 percent of base salary contributed by participants. The Company's expense for the plan was $70,000 for 2001, $66,000 for 2000 and $59,000 for 1999.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


On October 15, 1996, the stockholders of the Association approved a Management Recognition Plan (MRP). This plan was assumed by the Company in connection with the second conversion and reorganization. The plan allows for the purchase in the open market or through the issuance of authorized and unissued shares of up to 13,990 shares of common stock. On November 25, 1996, Montgomery purchased 1,865 shares for the MRP at a cost of $11,563 which was recorded as unearned compensation in stockholders' equity. On June 26, 1998, the Company purchased the remaining 12,123 shares necessary to fund the MRP at a cost of $155,325 which was recorded as unearned compensation in stockholders' equity. Restricted stock awards covering 13,988 shares of common stock have been awarded to Montgomery's officers and key employees under the MRP. The awards are to vest and be earned by the recipient at a rate of 20% per year.

The Board of Directors approved a 1997 Revenue and Recognition plan (RRP) that covered up to 4% of the common stock outstanding less the shares held in the MRP Plan. The RRP plan allows for the Company to issue 19,700 shares of common stock. On May 16, 2000, awards of 19,700 common shares were granted under the RRP to Montgomery's Directors, Officers and key employees and unearned compensation was recorded at the current market value of $8.125 per share at the grant date. The restricted stock awards covering 19,700 shares of common stock have been awarded. The awards granted to Montgomery's Directors, Chief Executive Officer, and President are to vest and be earned by the recipient at the rate of 20 percent per year. The remaining awards vested upon granting.

Expense under the MRP and RRP for fiscal years ended June 30, 2001, 2000 and 1999 was $17,000, $40,000 and $9,000.

As part of the second conversion, the Company established an ESOP covering substantially all employees of the Company. The ESOP acquired 132,250 shares at $10.00 per share in the conversion with funds provided by a loan from the Company. Accordingly, the $1,322,500 of stock acquired by the ESOP was shown as a reduction to stockholders' equity. Unearned ESOP shares totaled 97,186 and 105,548 at June 30, 2001 and 2000 and had a fair value of $1,327,000 and $930,000. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was approximately $88,000, $76,000 and $92,000 for the years ended June 30, 2001, 2000 and 1999.
At June 30, 2001, the ESOP had 33,483 shares allocated, 97,186 suspense shares and no shares committed-to-be-released. At June 30, 2000, the ESOP had 26,702 shares allocated, 105,548 suspense shares and no shares committed-to-be-released.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 15 - Stock Option Plans

On October 15, 1996, the stockholders of the Association approved a 1995 Stock Option Plan and a 1995 Director Stock Option Plan. These plans were assumed by the Company in connection with the second conversion and reorganization. These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 34,973 shares of common stock for the Stock Option Plan and the Director Stock Option Plan. Under the stock option plans, stock option rights covering 24,483 shares of common stock may be granted to officers and other key employees and 10,490 shares of common stock may be granted to directors of the Company.

The Company's 1995 stock option plans are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock option awards vest and are exercisable one year following the date of stockholder approval and thereafter at a rate not in excess of 20% per year. All options become fully vested and exercisable in the event of the death or disability of the optionee. The incentive stock option exercise price will not be less than the fair market value of the common stock on the date of the grant of the option. The date on which the options are first exercisable is determined by the Board of Directors, and the terms of the stock options will not exceed ten years from the date of grant. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of options granted in 1997 was estimated on the grant date using an option-pricing model with the following assumptions:


Risk-free interest rates                                        6.4%
Dividend yields                                                 3.37
Expected volatility factor of market price of common stock      11.0
Weighted-average expected life of the options                 7 years

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period which is five years. The pro forma effect on net income and earnings per share of this Statement are as follows:


Year Ended June 30                               2001       2000       1999
------------------                               ----       ----       ----

Net income                     As reported       $377       $699       $956
                               Pro forma          369        691        948

Basic earnings per share       As reported        .34        .56        .65
                               Pro forma          .34        .56        .64

Diluted earnings per share     As reported        .34        .56        .65
                               Pro forma          .33        .56        .64


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 2001, 2000 and 1999.


Year Ended June 30                            2001              2000               1999
------------------                    ------------------ ------------------- ------------------
                                               Weighted-           Weighted-         Weighted-
                                                 Average             Average          Average
                                                Exercise            Exercise          Exercise
                Options                Shares    Price    Shares     Price    Shares    Price
------------------------------------ --------  -------- ---------- --------- -------- ---------
Outstanding, beginning of year        34,973    $6.97     34,973     $6.97    34,973    $6.97
Granted                                  ---                 ---                 ---
                                      ------              ------              ------
Outstanding, end of year              34,973    $6.97     34,973     $6.97    34,973    $6.97
                                     =======              ======              ======
Options exercisable at year end       27,976    $6.97     20,982     $6.97    13,988    $6.97



As of June 30, 2001, options outstanding totaling 34,973 have an exercise price of $6.97 and a weighted-average remaining contractual life of 5.6 years.

In addition, the Board of Directors and stockholders have approved a 1997 Stock Option Plan. Under the 1997 Plan, stock option and stock appreciation rights covering shares representing an aggregate of up to 10% of the common stock sold in the conversion may be granted to directors, officers and employees of the Company or its subsidiaries. As of June 30, 2001, no grants under the 1997 Plan have been made.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 16 - Earnings Per Share

Earnings per share were computed as follows:


Year Ended June 30                                        2001
------------------                          ------------------------------------
                                                       Weighted-
                                                       Average        Per Share
                                            Income      Shares         Amount
                                            -----    -----------      ----------
Basic Earnings Per Share                     $377      1,095,730        .34
Income available to common stockholders
Effect of Dilutive Securities
MRP and RRP awards and stock options                      13,559
                                            -----      ---------
Diluted Earnings Per Share
Income available to common stockholders
   and assumed conversions                   $377      1,109,289        .34
                                             ====      =========


Year Ended June 30                                        2000
------------------                          ------------------------------------
                                                       Weighted-
                                                       Average        Per Share
                                            Income      Shares         Amount
                                            -----    -----------   -------------
Basic Earnings Per Share
Income available to common stockholders      $699      1,238,567       $.56
Effect of Dilutive Securities
MRP and RRP awards and stock options                       7,062
                                             ----      ---------
Diluted Earnings Per Share
Income available to common stockholders
   and assumed conversions                   $699      1,245,629       $.56
                                             ====      =========


Year Ended June 30                                        1999
------------------                          ------------------------------------
                                                       Weighted-
                                                       Average        Per Share
                                            Income      Shares         Amount
                                            -----    -----------   -------------
Basic Earnings Per Share
Income available to common stockholders      $956    1,469,942         $.65
Effect of Dilutive Securities
MRP awards and stock options                            11,838
                                             ----    ---------
Diluted Earnings Per Share
Income available to common stockholders
   and assumed conversions                   $956    1,481,780         $.65
                                             ====    =========

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)



Note 17 - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing   Deposits--The   fair  value  of   interest-bearing   deposits
approximate carrying value.

Investment Securities--Fair values are based on quoted market prices.

Loans--The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable--The fair value of interest receivable/payable approximates carrying values.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits--Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Federal Home Loan Bank Advances--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Advance  Payments  by  Borrowers  for  Taxes  and   Insurance--The   fair  value
approximates carrying value.

Off-Balance Sheet Commitments--Commitments include commitments to originate mortgage loans, and extend lines of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


The estimated fair values of the Company's financial instruments are as follows:


                                                           2001                              2000
                                                ---------------------------       ---------------------------
                                                 Carrying           Fair           Carrying           Fair
June 30                                           Amount            Value           Amount            Value
-------                                         ----------       ----------       ----------       ----------
Assets
     Cash and cash equivalents                   $   7,964        $   7,964        $  10,526       $   10,526
     Interest-bearing deposits                         239              239              259              259
     Investment securities available for sale          324              324              444              444
     Loans, net                                    120,203          123,381          119,131          117,853
     Stock in FHLB                                   1,893            1,893            1,893            1,893
     Interest receivable                               788              788              951              951

Liabilities
     Deposits                                      100,635          101,686           91,507           90,846
     FHLB advances                                  17,630           18,143           28,241           26,713
     Interest payable                                  571              571              534              534
     Advances by borrowers for taxes and               240              240              216              216
     insurance

Off-Balance Sheet Assets
     Commitments to extend credit


                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 18 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                             Condensed Balance Sheet

June 30                                                2001            2000
-------                                             ----------     -----------

Assets
     Cash and cash equivalents                      $      438     $       664
     Interest-bearing deposits                              39              59
     Investment securities available for sale              324             444
     Real estate held for development                      168             165
     Investment in subsidiary                           15,942          15,551
     Other assets                                           50             185
                                                    ----------     -----------
          Total assets                                 $16,961         $17,068
                                                    ==========     ===========

Liabilities                                         $       52     $        87

Stockholders' Equity                                    16,909          16,981
                                                    ----------     -----------

     Total liabilities and stockholders' equity        $16,961         $17,068
                                                    ==========     ===========


                          Condensed Statement of Income

Year Ended June 30                              2001        2000         1999
------------------                              ----      -------        ----

Interest and dividend income                    $120      $   151        $235
Gain on sale of available
  for sale securities                             35           55
Dividends from subsidiary                                   2,000
                                                ----      -------        ----
                                                 155        2,206         235
                                                ----      -------        ----
Expenses
   Salaries and employee benefits                 45           35          53
   Other expenses                                148          112          88
                                                ----      -------        ----
      Total expenses                             193          147         141
                                                ----      -------        ----
Income (loss) before income
    tax expense and equity in
    undistributed income of subsidiary           (38)       2,059          94
Income tax expense (benefit)                     (24)          19          34
                                                ----      -------        ----
Income (loss) before equity in
   undistributed income of subsidiary            (14)       2,040          60
Equity in undistributed (distribution
   in excess of) income of subsidiary            391       (1,341)        896
                                                ----      -------        ----

Net Income                                      $377      $   699        $956
                                                ====      =======        ====

                 Montgomery Financial Corporation and Subsidiary
                             Crawfordsville, Indiana
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


                        Condensed Statement of Cash Flows


Year Ended June 30                                 2001      2000        1999
------------------                               -------   --------    --------
Operating Activities
     Net income                                  $   377   $    699    $    956
     Adjustments to reconcile net
      income to net cash provided
      by operating activities                       (265)     1,305        (871)
                                                 -------   --------    --------
         Net cash provided by operating
          activities                                 112      2,004          85
                                                 -------   --------    --------

Investing Activities
     Net change in interest bearing deposits          20         60          (4)
     Purchase of securities available for sale       (50)                  (647)
     Proceeds from sale of available-
        for-sale securities                          320        367
     Additions to real estate owned                   (3)        (1)        (64)
                                                 -------   --------    --------
         Net cash provided (used) by
          investing activities                       287        426        (715)
                                                 -------   --------    --------

Financing Activities
     Purchase of stock                              (377)    (2,894)     (1,369)
     Cash dividends                                 (248)      (277)       (328)
                                                 -------   --------    --------
         Net cash used by financing activities      (625)    (3,171)     (1,697)
                                                 -------   --------    --------
Net Change in Cash                                  (226)      (741)     (2,327)

Cash at Beginning of Year                            664      1,405       3,732
                                                 -------   --------    --------
Cash at End of Year                              $   438   $    664    $  1,405
                                                 =======   ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no such changes or disagreements during the applicable period.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to each executive officer of the Company or the Association, as applicable. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.


Name                Age Offices Held
------------------- --- --------------------------------------------------------
Nancy L. McCormick  45  Secretary and Treasurer of the Company and
                          Senior Vice President and Secretary of the Association
Steven V. Brier     48  Executive Vice President and Treasurer of the
                          Association and Chief Financial Officer of the Company and the Association

         Nancy L. McCormick. Ms. McCormick first joined the Association in 1983 and was appointed Secretary in 1984. Ms. McCormick is the custodian to the Association's records and assists the Chief Executive Officer in various management duties.

         Steven V. Brier. Mr. Brier joined the Association in 1990 as a branch manager. Mr. Brier currently is the Executive Vice President and the Chief Financial Officer of the Company and the Association.

         Officers are elected annually by the Board of Directors and serve for a one-year period and until their successors are elected.

Directors

         The table below sets forth certain information regarding the Company's directors.


                                                 Director   Director
                                                  of the     of the
                                                Association  Company  Term to
Name                Age Position Held              Since      Since   Expire
------------------ ---- ----------------------- ----------- --------  -------
Earl F. Elliott     68  Vice-Chairman              1973       1997     2003
Mark E. Foster      48  Director                   1990       1997     2003
Robert C. Wright    56  Director                   1996       1997     2003
C. Rex Henthorn     63  Chairman of the Board      1981       1997     2002
Joseph M. Malott    64  Director                   1978       1997     2001
J. Lee Walden       53  Director,                  1995       1997     2001
                        Chief Executive Officer
John E. Woodward    73  Director                   1975       1997     2002


         The principal occupation of each director is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

         Earl F. Elliott. Mr. Elliott is Vice-Chairman of the Company and Chairman of the Board of the Association. Mr. Elliott first joined the Association in 1973.

         Mark E. Foster. Mr. Foster is the General Manager of a retail farm equipment and automobile dealership located in Warren County, Indiana, a position he has held since 1983.

         Robert C. Wright. Mr. Wright is the owner and manager of a restaurant located in Vermillion County, Indiana, a position he has held since 1975.

         C. Rex Henthorn. Since 1963, Mr. Henthorn has practiced law in the State of Indiana. He is currently affiliated with the law firm Henthorn, Harris, Taylor & Weliever, P.C. in Crawfordsville, Indiana.

         Joseph M. Malott. For the past five years, Mr. Malott has been self-employed as a consultant to financial institutions.

         J. Lee Walden. Mr. Walden is currently the Chief Executive Officer of the Company and the Association. Mr. Walden first joined the Association in 1984.

         John E. Woodward. Mr. Woodward is retired. He was formerly the President of a collection agency and credit reporting bureau located in Montgomery County, Indiana, a position he had held since 1959.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         The Company. Directors receive an annual stipend of $1,200 plus $100 for each meeting of the Board of Directors attended.

         The Association. Directors receive an annual stipend of $6,000 plus $200 for each meeting of the Board of Directors attended. In addition, directors receive $100 for attendance at committee meetings lasting one hour or less and $200 per committee meeting lasting over one hour (except that Messrs. Elliott and Walden who receive no fees for attending committee meetings held during their normal working hours).

EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or granted to all persons who served as the Company's Chief Executive Officer during the fiscal year ended June 30, 2001. Mr. Walden became the Company's Chief Executive Officer following the Company's annual meeting in October 2000. Mr. Elliott and Mr. Walden may be referred to as the "Named Executive Officers."


                                  Summary Compensation Table
-----------------------------------------------------------------------------------------------
                                                            Long Term
                                                          Compensation
                          Annual Compensation                Awards
                    ------------------------- ---------------------------------
                                                  Other    Restricted
Name and                                         Annual       Stock    Options/   All Other
Principal Position  Year Salary ($) Bonus ($) Compensation Awards ($)    SARs   Compensation ($)
------------------- ---- ---------- --------- ------------ ---------- --------- ----------------

Earl F. Elliott     2001  $113,000   $ 3,000      ---      $   ---         ---      $23,409(3)
  Vice-Chairman     2000   114,400    5,000       ---       48,726(2)      ---       29,101
                    1999   111,000    10,000      ---          ---         ---       21,823

J. Lee Walden       2001  $ 98,000   $ 2,800      ---      $   ---         ---      $11,598(5)
  Chief Executive   2000   90,460     3,500       ---       43,046(4)      ---       11,913
  Officer           1999   84,550     7,500       ---          ---         ---       14,436


(1) Mr. Elliott receives certain perquisites, but the incremental cost of providing such perquisites does not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) The value of the restricted stock awards was determined by multiplying the fair market value of the Common Stock on the date the shares were awarded by the number of shares awarded. Of these shares, 3,497 vest over a 5-year period ended May 16, 2004, and 2,500 vest over a 5-year period ended May 16, 2005. As of June 30, 2001, the number and aggregate value of the restricted stock holdings of Mr. Elliott were 4,099 and $55,951, respectively. Dividends paid on restricted shares are payable to the grantee and are not included in the table.
(3) Represents a contribution by the Association on behalf of Mr. Elliott of $7,022 pursuant to its 401(k) plan, $7,747 to the ESOP, and $8,640 of deferred compensation payable to Mr. Elliott upon his retirement.
(4) The value of the restricted stock awards was determined by multiplying the fair market value of the Common Stock on the date the shares were awarded by the number of shares awarded. Of these shares, 2,798 vest over a 5-year period ended May 16, 2004, and 2,500 vest over a 5-year period ended May 16, 2005. As of June 30, 2001, the number and aggregate value of the restricted stock holdings of Mr. Walden were 3,680 and $50,232, respectively. Dividends paid on restricted shares are payable to the grantee and are not included in the table.
(5) Represents a contribution by the Association on behalf of Mr. Walden of $4,968 pursuant to its 401(k) plan and $6,630 to the ESOP.


         The following table summarizes certain information relating to the value of options held by the Named Executive Officers at June 30, 2001. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The Named Executive Officers did not exercise any of his options during the fiscal year. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise price and the fair market value of the underlying stock on June 30, 2001. The fair market value of the Company's common stock on June 30, 2001 was $13.65 per share based on the closing price of the common stock as reported on the Nasdaq SmallCap Market. The value of these options have not been, and may never be, realized since these options have not been, and may not ever be, exercised. Actual gains, if any, on exercise will depend on the value of the Company's common stock on the date of exercise.


                                                 Outstanding Stock Option Grants and
                                                  Value Realized as of June 30, 2001
                                       ---------------------------------------------------
                                        Securities Underlying
                                               Unexercised          In-the-Money Options
                                            Options at Fiscal                 at
                                               Year End (#)           Fiscal Year End ($)
                                       ------------------------- -------------------------
Name                                   Exercisable Unexercisable Exercisable Unexercisable
-------------------------------------- ----------- ------------- ----------- -------------
Earl F. Elliot, Vice-Chairman            2,200         552         $14,696      $3,687

J. Lee Walden, Chief Executive Officer   1,144         287         $ 7,642      $1,917

EMPLOYMENT AGREEMENTS

         The Association has entered into employment agreements with former Chief Executive Officer Elliott and Chief Executive Officer Walden providing for an initial term of three years. The employment agreements provide for an annual base salary in an amount not less than each individual's respective current salary and provide for an annual extension subject to the performance of an annual formal evaluation by disinterested members of the Board of Directors of the Association. The agreements also provide for termination upon the employee's death, for cause or in certain events specified by OTS regulations. The employment agreements are also terminable by the employee upon 90 days' notice to the Association.

         The employment agreements each provide for payment in an amount equal to 299% of the five-year annual average base compensation, in the event there is a "change in control" of the Association and employment involuntarily terminates in connection with such change in control or within twelve months thereafter. For the purposes of the employment agreements, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. ss.ss. 574.3 or 4. Such events are generally triggered prior to the acquisition of control of 10% of the Company's Common Stock. If the employment of Vice Chairman Elliott or Chief Executive Officer Walden had been terminated as of June 30, 2001 under circumstances entitling them to severance pay as described above, they would have been entitled to receive a lump such cash payment of approximately $340,000 and $255,000, respectively.

SUPPLEMENTAL RETIREMENT BENEFIT

         The Association provides for a Supplemental Retirement Benefit to Mr. Elliott. The benefit consists of life insurance on Mr. Elliott's life equal in amount to twice his annual salary in the event of his death prior to retirement. In addition, the Association has agreed to pay Mr. Elliott a cash retirement payment of $100,000, plus accrued interest at a rate not to exceed 8% per annum, payable either in a lump sum within 30 days after his date of retirement or, at his election, in equal annual installments over such period of time as he shall elect, not to exceed five years. As a condition to his receiving the above-indicated cash retirement payments, Mr. Elliott will be required to enter into a written consulting agreement with the Association obligating him, during the remainder of his lifetime but subject to such limitation as his physical condition might impose, to render such reasonable business consulting and advisory services to the Association as the Board might request, and further obligating him not to enter into or engage in any activity or enterprise that would directly or indirectly involve substantial competition with the Association. The agreements also provide for the continued payment to each employee of health benefits for the remainder of the term of their contract in the event such individual is involuntarily terminated in the event of a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF SIGNIFICANT SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

         The following table presents information regarding the beneficial ownership of the Company's common stock as of August 31, 2001, by those persons or entities (or group of affiliated persons or entities) known by management to beneficially own more than 5% of the outstanding common stock of the Company, each director of the Company, each executive named in the summary compensation table appearing under Item 10 above, and all of the executive officers and directors of the Company as a group. As of August 31, 2001, there were 1,207,698 shares of the Company's common stock outstanding.


                                                           Shares Beneficially   Percent
Beneficial Owner                                                Owned(1)        of Class
---------------------------------------------------------- -------------------- --------

Community Trust & Investment Company, Trustee(2)                130,669           10.8%
   Montgomery Financial Corporation
   Employee Stock Ownership Plan
119 East Main Street
Crawfordsville, Indiana 47933

Earl F. Elliott(3)                                               21,804           1.8%
J. Lee Walden(4)                                                 14,177            1.2
C. Rex Henthorn(5)                                               18,505            1.5
Mark E. Foster(5)                                                 6,229             *
Joseph M. Malott(5)                                              13,505            1.1
John E. Woodward(5)                                              13,505            1.1
Robert C. Wright(5)                                               9,364             *

Directors and Executive Officers as a group (9 persons)(6)      123,688           10.2%

----------------
* Less than 1%.
(1) Based upon information furnished by the respective directors, executive officers and director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.
(2) The amount reported represents shares held by the Employee Stock Ownership Plan ("ESOP"), 35,064 of which have been allocated to accounts of participants. Community Trust & Investment Company, the trustee of the ESOP, may be deemed to own beneficially the shares held by the ESOP which have not been allocated to accounts of participants. Participants in the ESOP are entitled to instruct the trustee as to the voting of shares allocated to their accounts under the ESOP. Unallocated shares held in the ESOP's suspense account or allocated shares for which no voting instructions are received are voted by the trustee in the same proportion as allocated shares voted by participants.
(3) Includes 2,202 shares which may be acquired upon exercise of stock options granted under the Montgomery Savings, A Federal Association Stock Option Plan (the "Option Plan"), 4,099 shares held under the MRP and the RRP, 4,023 shares allocated to Mr. Elliott's account as of June 30, 2001, under the ESOP, and 255 shares held by Mr. Elliott's spouse for his descendants.
(4) Includes 1,145 shares which may be acquired upon exercise of stock options granted under the Option Plan, 3,680 shares held under the MRP and the RRP, and 3,071 shares allocated to Mr. Walden's account as of June 30, 2001, under the ESOP.
(5) Includes 1,678 shares which may be acquired upon exercise of stock options granted under the Montgomery Savings, A Federal Association Directors' Stock Option Plan (the "Directors' Option Plan").
(6) Includes 13,543 shares which may be acquired upon exercise of stock options granted under the Option Plan and the Directors' Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Association has followed a policy of granting loans to eligible directors, officers, employees and members of their immediate families for the financing of their personal residences and for consumer purposes. Under the Association's current policy, all such loans to directors and senior officers are required to be made in the ordinary course of business and on the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility. The Association has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, and their associates. These transactions have been on substantially the same terms, including interest rates, collateral, and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. At June 30, 2001, the Association's loans to directors, officers and employees totaled approximately $1.6 million, or 9.3% of shareholders' equity.

         From time to time the Company has paid fees to Henthorn, Harris, Taylor & Weliever, P.C., a law firm in which Chairman Henthorn is a principal, for legal services performed for Montgomery. For the year ended June 30, 2001, Montgomery paid fees totaling $8,000 to such law firm for services provided to Montgomery. In addition, Henthorn, Harris, Taylor, & Weliever P.C. provides legal services from time to time in connection with loans made by Montgomery Savings, for which services such law firm is compensated by the borrowers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.


                                                                          Reference to
Regulation                                                                Prior Filing
S-K Exhibit                                                             or Exhibit Number
  Number                      Document                                   Attached Hereto
----------- ----------------------------------------------------------- -----------------
   3(1)     The Articles of Incorporation of the Registrant                     *
   3(2)     The By-Laws of the Registrant                                       *
  10(1)     Form of Stock Option and Incentive Plan                             *
  10(2)     Employment Agreement between Montgomery Savings, A Federal
            Association and Earl F. Elliot                                      *
  10(3)     Employment Agreement between Montgomery Savings, A Federal
            Association and J. Lee Walden                                       *
  10(4)     Employee Stock Ownership Plan                                       *
  10(5)     Management Recognition and Retention Plan                           *
  10(6)     1997 Stock Option and Incentive Plan                               **
  10(7)     1997 Recognition and Retention Plan                                **
    21      Subsidiaries of the Registrant                                     21
    23      Consent of Independent Auditors                                    23

---------------
* Document is incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-24721)(the "Registration Statement"), as amended.
** Document is incorporated by reference as an Exhibit to the Registrant's proxy statement for the fiscal year ended June 30, 1998.

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MONTGOMERY FINANCIAL CORPORATION



Date: September 28, 2001              By:  /s/ J. Lee Walden
                                          --------------------------------------
                                          J. Lee Walden, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of September, 2001.

    Signatures                             Title                   Date

(1) Principal Executive Officer:

    /s/ J. Lee Walden
    ------------------------------
    J. Lee Walden                  Chief Executive Officer   September 28, 2001
                                   and Director

(2) Principal Financing and
    Accounting Officer:

    /s/ Steven V. Brier
    ------------------------------
   Steven V. Brier                 Chief Financial Officer   September 28, 2001


(3) Board of Directors:

     /s/ Earl F. Elliott
    ------------------------------
    Earl F. Elliott                Vice-Chairman             September 28, 2001

     /s/ Mark E. Foster
    ------------------------------
    Mark E. Foster                 Director                  September 28, 2001

    /s/ C. Rex Henthorn
    ------------------------------
    C. Rex Henthorn                Director                  September 28, 2001

     /s/ Joseph M.  Mallott
    ------------------------------
    Joseph M.  Mallott             Director                  September 28, 2001

     /s/ John E.  Woodward
    ------------------------------
    John E.  Woodward              Director                  September 28, 2001

     /s/ Robert C.  Wright
    ------------------------------
    Robert C.  Wright              Director                  September 28, 2001