Form 10QSB
period 2001-09-30
MONTGOMERY FINANCIAL CORP
filed 2001-11-13
CIK 1037190

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number       0-29312

MONTGOMERY FINANCIAL CORPORATION (Exact Name of Small Business Issuer in its Charter)
Indiana (State or other jurisdiction of Incorporation or organization)	35-1962246 (I.R.S. Employer Identification Number)
119 East Main Street Crawfordsville, Indiana (Address of Principal Executive Offices)	47933 (Zip Code)
(765) 362-4710 (Registrant's telephone number, including area code)

           Check here whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X]        No [   ]

           As of October 31, 2001, there were 1,207,698 shares of the Registrant's common stock issued and outstanding.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Form 10-QSB

Index

PART I.	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements
	Consolidated Condensed Statement of Financial Condition As of September 30, 2001 and June 30, 2001	3
	Consolidated Condensed Statement of Income for the Three Months Ended September 30, 2001 and 2000	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended September 30, 2001 and 2000	5
	Consolidated Condensed Statement of Stockholders' Equity for the Three Months Ended September 30, 2001	7
	Notes to Consolidated Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	7

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Consolidated Condensed Statement of Financial Condition

	September 30, 2001	June 30, 2001
Assets	(Unaudited)
Cash	$518,811	$486,822
Short-term interest-bearing deposits	14,205,702	7,477,130
Total cash and cash equivalents	14,724,513	7,963,952
Interest-bearing deposits	239,628	239,420
Investment securities available for sale	331,179	323,644
Loans	120,152,074	120,482,405
Allowance for loan losses	(279,000)	(279,000)
Net loans	119,873,074	120,203,405
Premises and equipment	3,129,482	3,180,024
Federal Home Loan Bank stock	1,893,300	1,893,300
Foreclosed assets and real estate held for development, net	2,000,547	1,783,671
Interest receivable	791,778	787,800
Other assets	418,161	479,469
Total assets	$143,401,662	$136,854,685

Liabilities
Deposits
Noninterest bearing	$2,401,306	$2,475,314
Interest bearing	104,733,095	98,159,878
Total deposits	107,134,401	100,635,192
Federal Home Loan Bank advances	17,629,678	17,629,678
Interest payable	556,282	571,042
Other liabilities	1,148,206	1,109,477
Total liabilities	126,468,567	119,945,389

Stockholders' Equity
Preferred stock, $.01 par value
authorized and unissued--2,000,000 shares
Common stock, $.01 par value--8,000,000 shares
authorized; 1,207,698 issued	12,077	12,077
Paid-in capital	9,882,078	9,873,737
Retained earnings - substantially restricted	8,139,361	8,159,612
Unearned ESOP shares	(951,628)	(971,860)
Unearned compensation	(167,918)	(178,845)
Accumulated other comprehensive income	19,125	14,575

Total stockholders' equity	16,933,095	16,909,296

Total liabilities and stockholders' equity	$143,401,662	$136,854,685

See Notes to Consolidated Condensed Financial Statements.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Consolidated Condensed Statement of Income
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Interest and Dividend Income
Loans	$2,348,398	$2,360,812
Investment securities	3,424	5,518
Deposits with financial institutions	101,845	197,366
Federal Home Loan Bank stock	34,958	40,453
Total interest and dividend income	2,488,265	2,604,149

Interest Expense
Deposits	1,289,704	1,327,277
Federal Home Loan Bank advances	260,317	408,418
Total interest expense	1,550,021	1,735,695

Net Interest Income	938,244	868,454
Provision for losses on loans	---	---

Net Interest Income After
Provision for Losses on Loans	938,244	868,454

Other Income
Service charges on deposit accounts	31,096	15,910
Loss on sale of available for sale securities	---	(535)
Other income	42,456	13,957
Total other income	73,552	29,332

Other Expenses
Salaries and employee benefits	449,352	419,186
Net occupancy expense	49,290	46,910
Equipment expense	63,168	55,666
Data processing expense	43,374	43,911
Deposit insurance expense	5,019	4,649
Advertising expense	20,768	20,173
Real estate operations, net	9,155	(6,203)
Merger-related expenses	91,016	---
Other expenses	163,727	151,735
Total other expenses	894,869	736,027

Income Before Income Tax	116,927	161,759
Income tax expense	76,100	54,885

Net Income	$40,827	$106,874

Net Income Per Share
Basic	$0.04	$0.10
Diluted	0.04	0.10

Dividends Per Share	0.055	0.055

See Notes to Consolidated Condensed Financial Statements.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Operating Activities

Net income	$40,827	$106,874
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	80,912	76,376
Loss on sale of securities available for sale		535
ESOP stock amortization	29,412	19,324
Amortization of unearned compensation	10,088	10,088
Change in
Interest receivable	(3,978)	42,055
Interest payable	(14,760)	145,296
Other assets	61,308	18,782
Other liabilities	35,744	150,897

Net cash provided by operating activities	239,553	570,227

Investing Activities

Net change in interest bearing deposits	(208)	19,376
Proceeds from sale of securities
available for sale		8,495
Purchase of securities available for sale		(50,000)
Net change in loans	113,740	(163,104)
Additions to real estate owned and held for investment	(145,583)	(55,173)
Proceeds from real estate owned sales	137,543	94,742
Purchases of premises and equipment	(22,615)	(65,111)

Net cash provided (used) by investing activities	82,877	(210,775)

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Consolidated Condensed Statement of Cash Flows
(Continued)

	Three Months Ended September 30,
	2001	2000
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and
savings deposits	$3,159,091	$651,868
Certificates of deposit	3,340,118	6,471,673
Repayment of FHLB advances		(5,000,000)
Dividends paid	(61,078)	(63,743)

Net cash provided by financing activities	6,438,131	2,059,798

Net Change in Cash and Cash Equivalents	6,760,561	2,419,250

Cash and Cash Equivalents, Beginning of Period	7,963,952	10,526,266

Cash and Cash Equivalents, End of Period	$14,724,513	$12,945,516

Additional Cash Flow and Supplementary Information

Interest Paid	$1,564,781	$1,590,399
Income Tax Paid	114,500	102,000
Transfer from Loans to Other Real Estate Owned	216,591	316,941
Cash Dividends Payable	61,078	62,659

See Notes to Consolidated Condensed Financial Statements.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Consolidated Condensed Statement of Stockholders' Equity
(Unaudited)

			Paid-in Capital	Compre- hensive Income	Retained Earnings	Unearned ESOP Shares	Unearned Compen- sation	Accumu- lated Other Compre- hensive Income	Total

	Common Stock
	Shares	Amount

Balance July 1, 2001	1,207,698	$12,077	$9,873,737		$8,159,612	$(971,860)	$(178,845)	$14,575	$16,909,296

Net income for the three months
ended September 30, 2001				$40,827	40,827				40,827

Other comprehensive income,
net of tax
Unrealized holding gains arising
during the period, net of tax
expense of $2,985				4,550	4,550				4,550

Other comprehensive income				$45,377

Cash dividends ($.055 per share)					(61,078)				(61,078)

ESOP shares earned			9,180			20,232			29,412

Amortization of unearned
compensation expense			(839)				10,927		10,088

Balance September 30, 2001	1,207,698	$12,077	$9,882,078		$8,139,361	$(951,628)	$(167,918)	$19,125	$16,933,095

See Notes to Consolidated Condensed Financial Statements.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

Notes to Consolidated Condensed Financial Statements

Note 1. Basis of Presentation

          The unaudited interim consolidated condensed financial statements include the accounts of Montgomery Financial Corporation ("Montgomery"), its subsidiary, Montgomery Savings, A Federal Association (the "Association") and its subsidiary, MSA SERVICE CORP.

          The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly Montgomery's financial position as of September 30, 2001, results of operations for the three-month periods ended September 30, 2001 and 2000, and cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending June 30, 2002.

Note 2. Net Income Per Share

          Net income per share for the three-month periods ended September 30, 2001 and 2000, are computed by dividing net earnings by the weighted average shares of common stock outstanding during the period.

For the Three Months Ended	September 30, 2001			September 30, 2000
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Net Income Per Share:
Net Income Available
to Common Stockholders	$40,827	1,089,965	$0.04	$106,874	1,111,593	$0.10

Effect of Dilutive Stock Options
and Grants	0	20,038		0	9,675

Diluted Net Income Per Share:
Net Income Available
To Common Stockholders	$40,827	1,110,003	$0.04	$106,874	1,121,268	$0.10

Next Page

Note 3. Other Comprehensive Income

	2001
Three months ended September 30,	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Unrealized gains on securities
Unrealized holding gains arising
during the year	$7,535	$(2,985)	$4,550

	2000
Three months ended September 30,	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains arising
during the year	$103,708	$(41,079)	$62,629
Less: reclassifications adjustment for
losses realized in net income	(535)	323	(212)

Net unrealized gains	$104,243	$(41,402)	$62,841

Next Page

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

           Financial Condition. Montgomery's total assets were $143.4 million at September 30, 2001, an increase of $6.5 million, or 4.8 percent from June 30, 2001. During this three-month period interest-earning assets increased $6.4 million, or 5.0 percent. Short-term interest-earning deposits increased $6.7 million, or 90.0 percent. This increase was primarily due to an increase in deposit accounts. Loans decreased $330,000, or 0.3 percent. Foreclosed assets and real estate held for development increased $217,000, or 12.2 percent. Deposits increased $6.5 million, or 6.5 percent, primarily due to an increase in public funds deposits.

           Capital and Liquidity. At September 30, 2001, stockholders' equity was $16.9 million or 11.8 percent of total assets, compared with stockholders' equity of $16.9 million, or 12.4 percent, at June 30, 2001. The Association continues to exceed all minimum regulatory capital requirements. At September 30, 2001, the Association's tangible and core capital was $15,647,000, or 11.0 percent of tangible assets, $13,512,000 in excess of the 1.5 percent minimum required for the ratio of tangible capital to and $9,954,000 in excess of the 4.0 percent minimum ratio required for core capital to risk-weighted assets. Risk-based capital equaled $14,935,000, or 17.1 percent of risk-weighted assets, $7,927,000 more than the minimum 8.0 percent risk based level required. Current Office of Thrift Supervision ("OTS") regulations require liquidity levels to ensure their safe and sound operation. The Association's average liquidity ratio for the three months ended September 30, 2001, was 10.7 percent.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

           Asset/Liability Management. Montgomery, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2 percent of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) or (b) its "normal" level of exposure which is 2% of the present value of its assets. The regulation does exempt all institutions under $300 million in assets with risk-based capital above 12 percent from reporting information to the OTS to calculate exposure and making any deduction from risk-based capital. At September 30, 2001, the Association's total assets were $143.4 million and risk based capital was 17.1 percent; therefore the Association was exempt from calculating or making any risk-based capital reduction. Montgomery's management believes interest-rate risk is an important factor and makes all reports necessary to OTS to calculate interest-rate risk on a voluntary basis. At June 30, 2001, the most recent date for which information is available from the OTS, 2.0% of the present value of the Association's assets was approximately $2.9 million, which was less than $5.3 million, the greatest decrease in NPV resulting from a 200 basis point change in interest rates. As a result, the Association, for OTS reporting purposes, would have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect and had the Association not been exempt from reporting on such date. Based on June 30, 2001 NPV information, the amount of the Association's deduction from capital, had it been subject to reporting, would have been approximately $1.2 million. Even with this reduction of risk-based capital and core capital, the Association would still be classified as "well capitalized."

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

           Presented below, as of June 30, 2001 and June 30, 2000, is an analysis of the Association's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS in assessing the interest risk of the thrifts it regulates. Based upon these assumptions at June 30, 2001, and June 30, 2000, the NPV of the Association was $21.9 million and $18.5 million, respectively. NPV is calculated by the OTS for the purposes of interest rate risk assessment and should not be considered as an indicator of value of the Association.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

		At June 30, 2001		At June 30,2000
Assumed Change in Interest Rates (Basis Points)	Board Limit % Change in NPV	$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
(Dollars in Thousands)
+300	-60	-8,092	-37	-6,421	-35
+200	-50	-5,331	-24	-4,224	-23
+100	-30	-2,439	-11	-2,011	-11
0	0	0	0	0	0
-100	-30	+1,529	+7	+1,367	+7
-200	-50	+2,454	+11	+1,970	+11
-300	-60	+3,307	+15	+2,685	+15

           In the event of a 300 basis point change in interest rate based upon estimates as of June 30, 2001, the Association would experience a 15% increase in NPV in a declining rate environment and a 37% decrease in NPV in a rising environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). Based upon the NPV methodology, the increased level of interest rate risk experienced by the Association in recent periods was primarily due to the maturities of interest-earning assets increasing more than the maturities on interest-bearing liabilities due to the increase in fixed-rate residential mortgage loans and non-residential loans.

           Results of Operations. Montgomery's net income for the three months ended September 30, 2001, was $41,000 compared to $107,000 for the three months ended September 30, 2000, a decrease of $66,000 primarily due to an increase in non-interest expenses including a $91,000 increase in expenses related to the proposed merger with Union Community Bancorp. Net interest income increased $70,000, or 8.0 percent, primarily due to an increase in interest rate spread from 1.95 percent to 2.23 percent for the comparable periods. Average interest-earning assets were $134.3 million with an average yield of 7.41 percent for the three months ended September 30, 2001 compared to $134.6 million with an average yield of 7.74 percent for the 2000 period. Average interest-bearing liabilities decreased $309,000 from $120.0 million to $119.7 million during the comparable periods. The average cost of interest-bearing liabilities decreased from 5.78 percent to 5.18 percent. Net interest margin increased from 2.58 percent for the three months ended September 30, 2000 to 2.79 percent for the three months ended September 30, 2001. Non-interest income was $74,000 for the 2001 three-month period compared to $29,000 for the 2000 period. Non-interest expense was $895,000 for the three months ended September 30, 2001 compared to $736,000 for the 2000 period, an increase of $159,000, or 21.6 percent. Income before income tax was $117,000 for the three months ended September 30, 2001, compared to $162,000 for the three months ended September 30, 2000, a decrease of $45,000. Income tax for the three months ended September 30, 2001, was $76,000 compared to $55,000 for the three months ended September 30, 2000.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

           Interest Income. Montgomery's total interest income for the three months ended September 30, 2001, was $2.5 million, a decrease of $116,000, or 4.5 percent, compared to interest income for the three months ended September 30, 2000. This decrease was primarily caused by a decrease in the average yield on interest-earning assets from 7.74 percent for the three months ended September 30, 2000 to 7.41 percent for the three months ended September 30, 2001 primarily due to a reduction in market rates of interest. The average yield on interest earning deposits decreased from 6.11 percent to 3.43 percent and the average yield on loans decreased from 7.91 percent to 7.81 percent for the respective periods. Average loans increased from $119.3 million for the 2000 period to $120.3 million for the 2001 period, average interest-earning deposits decreased from $12.9 million to $11.9 million and average investment securities decreased from $486,000 to $300,000 for the respective periods.

           Interest Expense. Interest expense for the three months ended September 30, 2001, was $1,550,000 compared to $1,736,000 for the 2000 period, a decrease of $186,000, or 10.7 percent. Average interest-bearing liabilities decreased $309,000 from $120.0 million for the three months ended September 30, 2000, to $119.7 million for the three months ended September 30, 2001. The average cost of funds decreased from 5.78 percent to 5.18 percent for the comparable periods, primarily due to a reduction in market rates of interest, and the average cost of deposits decreased from 5.67 percent to 5.05 percent. In addition, the average rate on FHLB advances decreased from 6.20 percent to 5.91 percent for the comparable periods.

           Provision for Losses on Loans. There was no provision for losses on loans made for either of the three-month comparable periods. Provision or adjustment entries are made based on the Internal Loan and Asset Review Policy. A review is performed at least quarterly to determine the adequacy of the current balance in the allowance for loss account. Loans delinquent ninety days or more were $1,919,000 at September 30, 2001 compared to $1,595,000 at June 30, 2001. Non-performing loans to total loans at September 30, 2001 were 1.60 percent compared to 1.32 percent at June 30, 2001. The allowance for loan losses to non-performing loans was 14.54 percent at September 30, 2001 compared to 17.4 percent at June 30, 2001. The allowance to total loans was 0.23 percent at September 30, 2001 and at June 30, 2001. Montgomery is continually re-evaluating the level of the allowance for loan losses as the amount of non-residential mortgage loans and other new loan products are offered.

           Other Income. Montgomery's other income for the three months ended September 30, 2001, totaled $74,000 compared to $29,000 for the three months ended September 30, 2000, an increase of $45,000, or 150.8 percent. During the comparable periods, service charges on deposit accounts increased $15,000 due to implementation of new fee schedules for demand deposit accounts. Other income increased $29,000 primarily due to appraisal fee income from the establishment of an in-house appraisal department.

Next Page

MONTGOMERY FINANCIAL CORPORATION AND SUBSIDIARY
Crawfordsville, Indiana

           Other Expenses. Montgomery's other expenses for the three months ended September 30, 2001 totaled $895,000, compared to $736,000 for the three months ended September 30, 2000, an increase of $159,000, or 21.6 percent. Salaries and employee benefits increased $30,000 due to the addition of an in-house appraiser, an increase in the employee insurance expense and an increase in the cost associated with Montgomery's Employee Stock Ownership Plan due to market value adjustments. Net occupancy expense increased $2,000 and equipment expense increased $8,000. Real estate owned operations expense increased $15,000 from a net income of $6,000 for the three months ended September 30, 2000 to a net loss of $9,000 for the three months ended September 30, 2001. This change was due to the current vacancy of a commercial property that generated $15,000 in gross rental income in the 2000 period. Other expenses increased $103,000 for the three months ended September 30, 2001 compared to the same 2000 period. Included in other expenses in the 2001 period was approximately $91,000 in expense related to the proposed merger of Montgomery with Union Community Bancorp.

           Income Tax Expense. Income tax expense for the three months ended September 30, 2001 was $76,000 compared to $55,000 for the three months ended September 30, 2000, due to the change in taxable income. Income taxes increased despite a decrease in income because $91,000 related to the merger is not allowed as a deductible expense for income tax purposes.

Next Page

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
Montgomery filed a current report on Form 8-K during the quarter ended September 30, 2001. This Form 8-K, filed on July 24, 2001, announced the signing of a definitive agreement to merge Montgomery Financial Corporation with and into Union Community Bancorp. A copy of the definitive agreement is attached to the current report.

Next Page

MONTGOMERY SAVINGS, A FEDERAL ASSOCIATION
Crawfordsville, Indiana

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montgomery Financial Corporation

Date:	November 13, 2001	By:	/s/ J. Lee Walden J. Lee Walden, President and Chief
Executive Officer

Date:	November 13, 2001	By:	/s/ Steven V. Brier Steven V. Brier, Vice President and Chief
Financial Officer

End.